Form 10-Q
period 1995-09-30
CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LTD PARTNERSHIP
filed 1995-11-14
CIK 822522

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For the Quarter Ended      September 30, 1995
                         ----------------------


Commission file number           1-12034
                         ----------------------



     CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP
    ----------------------------------------------------------------
             (Exact name of registrant as specified in charter)



               Delaware                                52-1551450
---------------------------------                 -----------------------
 (State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                      Identification No.)




11200 Rockville Pike, Rockville, Maryland                   20852
-----------------------------------------         ------------------------
(Address of principal executive officer)                 (Zip Code)




                                 (301) 468-9200
-------------------------------------------------------------------------
              (Registrant's telephone number, including area code)




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No

     As of November 6, 1995, 5,258,268 Beneficial Assignee Certificates were outstanding.

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1995


                                                                      Page
                                                                      ----


PART I.   Financial Information (Unaudited)

Item 1.   Financial Statements

          Consolidated Balance Sheets - September 30, 1995 and
            December 31, 1994   . . . . . . . . . . . . . . . . .      1

          Consolidated Statements of Income - for the three
            and nine months ended September 30, 1995 and 1994   .      3

          Consolidated Statement of Changes in Partners'
            Capital (Deficit) - for the nine months ended
            September 30, 1995  . . . . . . . . . . . . . . . . .      5

          Consolidated Statements of Cash Flows - for the nine
            months ended September 30, 1995 and 1994  . . . . . .      6

          Notes to Consolidated Financial Statements  . . . . . .      8

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations   . . . . . . . .      20

PART II.  Other Information

Item 1.   Legal Proceedings   . . . . . . . . . . . . . . . . . .      29

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . .      29

Signature     . . . . . . . . . . . . . . . . . . . . . . . . . .      30

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS



                                                As of          As of
                                            September 30,   December 31,
                                                1995           1994
                                            -------------   ------------
                                             (Unaudited)
Investments in
  Real estate:
    Land                                    $ 10,228,056    $ 10,228,056
    Buildings and personal property           71,895,919      71,895,919
                                            ------------    ------------
                                              82,123,975      82,123,975
    Less:  accumulated depreciation          (13,464,641)    (11,343,330)
                                            ------------    ------------
                                              68,659,334      70,780,645
  Mortgage revenue bond and working
    capital loan                               8,254,707       8,254,707
                                            ------------    ------------
                                              76,914,041      79,035,352

Cash and cash equivalents                        131,737         100,513
Restricted cash and cash equivalents           2,113,785       1,345,940
Marketable securities                          1,304,826       1,707,572
Working capital reserves invested in
  marketable securities                        4,001,726       3,846,520
Interest reserves invested in marketable
  securities                                     298,750         414,326
Receivables and other assets                     654,322         845,809
                                            ------------    ------------
     Total assets                           $ 85,419,187    $ 87,296,032
                                            ============    ============














                   The accompanying notes are an integral part of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                     CONSOLIDATED BALANCE SHEETS - Continued

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)




                                                As of           As of
                                            September 30,   December 31,
                                                1995            1994
                                            -------------   ------------
                                             (Unaudited)
Distributions payable                       $  1,593,575    $  2,177,886
Deferred revenue                               1,490,624       1,507,697
Accrued mortgage administration and
  servicing fees due to related parties        1,599,573       1,183,505
Other liabilities related to real estate
  operations                                   1,101,278         804,592
Accounts payable and accrued expenses            360,304         145,954
                                            ------------    ------------
     Total liabilities                         6,145,354       5,819,634
                                            ------------    ------------

Partners' capital (deficit):
  General Partner                               (404,862)       (382,616)
  Beneficial Assignee Certificates (BACs)
    - 5,258,268 BACs issued and outstanding   79,678,695      81,859,014
                                            ------------    ------------
     Total partners' capital                  79,273,833      81,476,398
                                            ------------    ------------

     Total liabilities and partners'
       capital                              $ 85,419,187    $ 87,296,032
                                            ============    ============
















                   The accompanying notes are an integral part of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                        For the three months ended   For the nine months ended
                               September 30,               September 30,
                        --------------------------   -------------------------
                            1995          1994           1995         1994
                        ------------  ------------   ------------ ------------
Income from investment
  in real estate:
  Rental revenue        $  3,274,830  $  3,527,455   $  9,597,814 $  9,594,664
  Rental expenses         (1,802,847)   (2,317,149)    (5,139,063)  (5,474,394)
  Depreciation              (707,104)     (725,885)    (2,121,311)  (2,177,654)
                        ------------  ------------   ------------ ------------
  Net rental income          764,879       484,421      2,337,440    1,942,616

  Mortgage revenue
    bond and working
    capital loan             192,257        90,299        684,105      170,359
                        ------------  ------------   ------------ ------------
                             957,136       574,720      3,021,545    2,112,975
                        ------------  ------------   ------------ ------------
Other income (expenses):
  Other interest
    income                    39,548        32,699        137,302      169,088
  Merger-related
    expenses                (285,367)           --       (285,367)          --
  General and adminis-
    trative                  (51,732)      (36,572)      (238,628)    (239,009)
  Professional fees          (19,068)      (16,498)       (56,692)     (59,723)
                        ------------  ------------   ------------ ------------
                            (316,619)      (20,371)      (443,385)    (129,644)
                        ------------  ------------   ------------ ------------
Net income              $    640,517  $    554,349   $  2,578,160 $  1,983,331
                        ============  ============   ============ ============
Net income allocated
  to General Partner
  (1.01%)               $      6,469  $      5,599   $     26,039 $     20,032
                        ============  ============   ============ ============
Net income allocated
  to BAC Holders
  (98.99%)              $    634,048  $    548,750   $  2,552,121 $  1,963,299
                        ============  ============   ============ ============






                   The accompanying notes are an integral part of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                  CONSOLIDATED STATEMENTS OF INCOME - Continued

                                   (Unaudited)

                        For the three months ended   For the nine months ended
                               September 30,               September 30,
                        --------------------------   -------------------------
                            1995          1994           1995         1994
                        ------------  ------------   ------------ ------------
Net income per BAC      $       0.13  $       0.10   $       0.49 $       0.37
                        ============  ============   ============ ============
BACs outstanding           5,258,268     5,258,268      5,258,268    5,258,268
                        ============  ============   ============ ============





































                   The accompanying notes are an integral part of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                  For the nine months ended September 30, 1995

                                   (Unaudited)

                                  Beneficial
                                   Assignee
                                  Certificate    General
                                    Holders      Partner         Total
                                  ------------  ----------   ------------

Balance, December 31, 1994        $ 81,859,014  $ (382,616)  $ 81,476,398

  Net income                         2,552,121      26,039      2,578,160

  Distributions paid or accrued
    of $0.90 per BAC (including
    return of capital of
    $0.41 per BAC)                  (4,732,440)    (48,285)    (4,780,725)
                                  ------------  ----------   ------------
Balance, September 30, 1995       $ 79,678,695  $ (404,862)  $ 79,273,833
                                  ============  ==========   ============



























                   The accompanying notes are an integral part of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                              For the nine months ended
                                                     September 30,
                                                 1995           1994
                                             ------------   ------------
Cash flows from operating activities:
  Net income                                 $  2,578,160   $  1,983,331
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
    Depreciation                                2,121,311      2,177,654
    Adjustment to reclass real estate to
      mortgage revenue bond                            --        281,657
    Changes in assets and liabilities:
      Increase in restricted cash
        and cash equivalents                     (767,845)      (897,915)
      Decrease in receivables and other
        assets                                    191,487         15,103
      (Decrease) increase in deferred
        revenue                                   (17,073)       118,480
      Increase in accrued mortgage admini-
        stration and servicing fees due
        to related parties                        416,068        367,642
      Increase in other liabilities related
        to real estate operations                 296,686        713,030
      Increase (decrease) in accounts payable
        and accrued expenses                      214,350        (23,146)
                                             ------------   ------------
          Net cash provided by operating
            activities                          5,033,144      4,735,836
                                             ------------   ------------

Cash flows from investing activities:
  Net sales of marketable securities              402,746          8,446
  (Deposits to) withdrawals from working
    capital reserves invested in
    marketable securities                        (155,206)     1,749,896
  Withdrawals from interest reserves
    invested in marketable securities             115,576             --
                                             ------------   ------------
          Net cash provided by investing
            activities                            363,116      1,758,342
                                             ------------   ------------




                   The accompanying notes are an integral part of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

                                   (Unaudited)

                                              For the nine months ended
                                                     September 30,
                                                 1995           1994
                                             ------------   ------------
Cash flows from financing activities:
  Distributions paid to BAC Holders and
    General Partner                            (5,365,036)    (6,484,789)
                                             ------------   ------------

Net increase in cash and cash equivalents          31,224          9,389

Cash and cash equivalents, beginning of
  period                                          100,513         66,833
                                             ------------   ------------

Cash and cash equivalents, end of period     $    131,737   $     76,222
                                             ============   ============





























                   The accompanying notes are an integral part of these consolidated financial statements.

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



1.   BASIS OF PRESENTATION

     In the opinion of CRITEF III Associates Limited Partnership (the General Partner), the accompanying unaudited consolidated financial statements of Capital Realty Investors Tax Exempt Fund III Limited Partnership (the Partnership) contain all adjustments of a normal recurring nature necessary to present fairly the Partnership's consolidated financial position as of September 30, 1995 and December 31, 1994 and the results of its consolidated operations for the three and nine months ended September 30, 1995 and 1994 and its consolidated cash flows for the nine months ended September 30, 1995 and 1994.

     These unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Partnership's Annual Report filed on Form 10-K for the year ended December 31, 1994.

     The Partnership's consolidated balance sheets reflect the financial position of seven properties for the dates presented. The Partnership's consolidated statements of income include the rental income, rental expenses and depreciation of the seven properties, exclusive of debt service due to the Partnership, as a result of the receipt of deeds in lieu of foreclosure, transfer of partnership interests (for Geary Courtyard) or upon acquisition, development or construction (ADC) determination, as further discussed in Note 3. One property, Paces River 2, is not included in this consolidation due to the implementation of SFAS No. 114, as discussed below.

     In May 1993, the FASB issued SFAS No. 114 "Accounting by Creditors for Impairment of a Loan". This statement, as amended, addresses how a creditor should measure impairment of a loan and requires that loans previously accounted for as in-substance foreclosed (ISF) be accounted for in accordance with SFAS No. 114. This statement is effective for fiscal years beginning after December 15, 1994 and was implemented by the Partnership in the first quarter of 1995. The adoption of SFAS No. 114 resulted in the reclassification of the investment in Paces River 2 from real estate to a loan. The investment in Paces River 2 is now reflected on the Partnership's consolidated balance sheets as an investment in mortgage revenue bond and working capital loan with a combined recorded investment of $8,254,707, which represents the carrying value of the property, net of accumulated depreciation and deferred revenue, as of September 30, 1995 and December 31, 1994. The mortgage revenue bond and working capital loan original principal balances are $8,750,000 and $850,000, respectively. The Partnership expects the full principal amounts of the loans to be repaid at maturity in 2000. The Partnership recognizes the income from the Paces River 2 investment on an accrual basis.


     Certain amounts, including those relating to Paces River 2, in the 1994 consolidated financial statements have been reclassified to conform with the 1995 presentation in accordance with SFAS No. 114. Net rental income for Paces River 2 of $90,299 and $170,359 for the three and nine months ended

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1.   BASIS OF PRESENTATION - Continued

September 30, 1994, respectively, has been reclassified as mortgage revenue bond and working capital loan interest. Actual Paces River 2 mortgage revenue bond interest received by the Partnership during the three and nine months ended September 30, 1994 was $172,811 and $525,726, respectively. Actual Paces River 2 working capital loan interest received by the Partnership during the three and nine months ended September 30, 1994 was $9,564, and $35,213, respectively. The reclassification of prior year net rental income for Paces River 2 did not result in a restatement of prior year's Partner's Capital (Deficit).

2.   MERGER PROPOSAL

     On September 11, 1995, the Partnership and its General Partner entered into a merger agreement, subject to BAC Holder approval, with an affiliate of Capital Apartment Properties, Inc. (CAPREIT), a private real estate investment trust.
An affiliate of CAPREIT is the property manager for five of the eight properties securing the bonds held by the Partnership. If the merger proposal is approved by a majority vote of BAC Holders, all of the BACs in the Partnership will be redeemed for cash and the interests represented by such BACs will be canceled. The redemption price per BAC will be $14.360. In addition, the General Partner will sell its 1.01% general partnership interest in the Partnership to CAPREIT for $500,000. CAPREIT will also acquire an account receivable held by an affiliate and a former affiliate of the General Partner for the accrued mortgage servicing and administration fees on the related property mortgage loans by paying the discounted amount of $1,620,966.

     Consummation of the merger is contingent upon the approval of a majority of BAC Holders. The proposed merger is also contingent upon receiving a favorable opinion regarding the fairness of the redemption price to BAC Holders from a financial point of view. A proxy statement is expected to be issued to BAC Holders after it is filed with and reviewed by the Securities and Exchange Commission. This proxy statement will include a full description of the proposed merger and the independent fairness opinion.

3.   INVESTMENTS

     The Partnership invested in eight federally tax-exempt mortgage revenue bonds with an aggregate principal amount of $97,101,000 and made three working capital loans with an aggregate principal amount of $3,409,604. As discussed in the Partnership's Annual Report filed on Form 10-K for the year ended December 31, 1994, six properties collateralizing certain of the mortgage revenue bonds have been transferred by deed in lieu of foreclosure (or by transfer of partnership interests in the borrower entity) to nominees of the Partnership. As a result, the Partnership accounts for these investments as real estate for financial statement purposes. Additionally, the Partnership accounts for the Washington Ridge mortgage revenue bond as real estate in accordance with the American Institute of Certified Public Accountants Notice to Practitioners - ADC Arrangements. Accordingly, the consolidated balance sheets reflect these investments in the amount of $68,659,334 and $70,780,645 as of September 30, 1995 and December 31, 1994, respectively, net of accumulated depreciation, based on the lower of cost or fair value at the earlier of date of deed in lieu of foreclosure, transfer of partnership interests, or acquisition, development and construction (ADC) determination. The Partnership continues to evaluate these investments on a lower of cost or net realizable basis, taking into consideration the Partnership's intention for the nominees to hold these

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


3.   INVESTMENTS - Continued

properties for the long term if necessary, and with investor consent, in order to recover its recorded investment. The financial statement presentation is independent of the characterization of the bonds as loans for federal income tax purposes and the tax-exempt nature of the mortgage revenue bond interest. Additionally, the Partnership accounts for the investment in the Paces River 2 mortgage revenue bond and working capital loan as loans with a recorded investment of $8,254,707 as of September 30, 1995 and December 31, 1994, in accordance with SFAS No. 114, as discussed above.

     In 1991, the U. S. Supreme Court decided a case, Cottage Savings Association v. Commissioner (Cottage Savings), that could be interpreted to compromise the tax-exempt status of mortgage revenue bonds which have been modified. In response to this decision, in December 1992, the Internal Revenue Service issued proposed regulations in connection with the modification of debt instruments. If the regulations are adopted in their present form, they would alter existing authority and curtail the type and extent of modifications that could be made by a bond owner/lender without adversely affecting the tax-exempt status of bonds. It is not clear at this time what effect the Cottage Savings decision or the proposed regulations may have on the Partnership with respect to the bonds secured by loans on properties currently held by nominees. The General Partner continues to believe that these bonds remain tax-exempt. The General Partner will continue its efforts to protect the tax-exempt status of the bonds and the interest thereon. However, in light of the Cottage Savings decision and the proposed regulations, there can be no assurance that the General Partner will be successful in its efforts.

     As of September 30, 1995, the Partnership had cash and cash equivalents of $131,737, unrestricted marketable securities of $1,304,826 and restricted cash and cash equivalents of $2,113,785. Marketable securities consist of tax-exempt municipal bonds which generally contain a seven-day put option with established banks or brokerage houses, and are stated at cost, which generally represents par value and approximates market value. The Partnership has classified these investments as Available for Sale in accordance with SFAS No. 115. Realized gains and losses on the sale of marketable securities were determined on a specific identification basis. There were no net unrealized holding gains or losses recognized during the three and nine months ended September 30, 1995 as there was no material difference between the cost for the tax-exempt municipal bonds and fair value throughout the first three quarters of 1995.

     Following are updates of significant events affecting the Partnership's properties during the nine months ended September 30, 1995:

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


3.   INVESTMENTS - Continued

     Regency Woods
     -------------

          Shortfalls in interest payments from Regency Woods were being paid from draws on a $250,000 irrevocable letter of credit. The Partnership drew down the full amount remaining under the letter of credit in January 1995, resulting in the default by the borrower on the working capital loan. The borrower transferred the property by deed in lieu of foreclosure to a nominee of the Partnership as of February 28, 1995.

     Woodlane Place
     --------------

          In March 1994, the Partnership was notified by the management agent of Woodlane Place that certain buildings at the property experienced damage due to frost heaving. The nominee owner hired an engineer to analyze the underlying problem of inadequate drainage at the property and to determine the number of affected buildings and the severity of the drainage problem. Based on this analysis, the costs associated with the correction of the drainage problem are expected to be approximately $300,000, and will not be covered by the property's insurance carrier. Property improvements relating to the drainage problem totalling approximately $29,000 were completed in the fourth quarter of 1994 and are included in buildings and personal property in the consolidated balance sheets. As the remaining costs to correct the drainage problem are capitalizable costs and the work had not begun as of September 30, 1995, the consolidated financial statements do not include an adjustment for the remaining estimated costs. A contract for $55,000 in drainage work, representing the first phase of the repairs, has been negotiated and work on the repairs began in October 1995. The remaining repairs are expected to be completed in 1996 and 1997. Due to the nature of the drainage problem, occupancy levels at the property are not expected to decrease as a result of the ongoing capital improvements. Funding for these capital improvements may be provided from the property's existing replacement reserves, future property cash flow, and/or a loan to the property from the working capital reserves of the Partnership.

          The Partnership has joined with the property's insurance carrier in a lawsuit against the original architect and general contractor of Woodlane Place. The Partnership has joined on a contingent basis, with no legal fees being incurred unless the Partnership receives a settlement or judgement, and with other legal expenses estimated to be less than $20,000. There is no assurance that the Partnership will receive any funds as a result of this lawsuit.

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


3.   INVESTMENTS - Continued

     Ethan's Glen IIA
     ----------------

          In April 1995, Ethan's Glen IIA suffered damage to certain roofs due to a severe hail storm. The cost to repair the damaged roofs was paid by the property's insurance carrier, less a minimal deductible.

4.   DISTRIBUTIONS TO BAC HOLDERS

     The Partnership expects to continue to make distributions to BAC Holders on a quarterly basis. The proposed merger agreement stipulates that current year distributions cannot exceed ten cents per BAC per month. The agreement also stipulates that distributions during 1996 cannot exceed 95% of Cash Flow, as defined in the Partnership Agreement. There are no other legal restrictions on the Partnership's present or future ability to make cash distributions. The distributions to BAC Holders have been funded from three primary sources: cash flow from the underlying properties' operations, surplus working capital reserves of the Partnership, and funds from property reserves/borrower guarantees. However, because the surplus working capital reserves are almost depleted and property reserves/borrower guarantees were depleted during the first quarter of 1995, the Partnership will not be able to maintain the distributions to BAC Holders at the 1994 level. It is expected that the 1995 distributions will be based primarily on cash flow from the Partnership's operations. Cash flow from the Partnership's operations consists of cash flow from six of the properties, plus specified interest payments from two properties and contingent interest payments from one property, supplemented by any available property reserves/borrower guarantees, less Partnership expenses. The Partnership seeks to optimize cash flow from the properties owned by nominees. Despite these efforts, the amounts paid to the Partnership from the properties' operations may be expected to fluctuate from period to period due to changes in occupancy rates, rental rates, operating expenses and other variables. Based upon the current operations of the Partnership, the 1995 distribution is expected to approximate $1.20 per BAC.

     The following distributions were paid or accrued to BAC Holders of record for the first three quarters of 1995 and 1994:

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


4.   DISTRIBUTIONS TO BAC HOLDERS - Continued

                                 1995                     1994
                           Distributions to         Distributions to
                              BAC Holders              BAC Holders
                         --------------------     -------------------
Quarter Ended               Total     Per BAC        Total    Per BAC
-------------            -----------  -------     ----------- -------

March 31,                $ 1,577,480  $  0.30     $ 2,103,307 $  0.40
June 30,                   1,577,480     0.30       2,155,890    0.41
September 30,              1,577,480     0.30       2,155,890    0.41
                         -----------  -------     ----------- -------
  Totals                 $ 4,732,440  $  0.90     $ 6,415,087 $  1.22
                         ===========  =======     =========== =======

     Distributions to BAC Holders for the three and nine months ended September 30, 1995 and 1994 were funded as follows:

                                             For the three months ended
                                                    September 30,
                                             --------------------------
                                                 1995          1994
                                             ------------  ------------
Cash flow (1)                                $  1,442,204  $  1,494,646
Withdrawals from working capital/interest
  reserves                                        151,371       683,241
                                             ------------  ------------
    Total cash available for distribution    $  1,593,575  $  2,177,887
                                             ============  ============
Distributions to:
  General Partner (1.01%)                    $     16,095  $     21,997
                                             ============  ============
  BAC Holders (98.99%)                       $  1,577,480  $  2,155,890
                                             ============  ============

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


4.   DISTRIBUTIONS TO BAC HOLDERS - Continued

                                             For the nine months ended
                                                    September 30,
                                             --------------------------
                                                 1995          1994
                                             ------------  ------------
Cash flow (1)                                $  4,820,355  $  4,730,645
(Deposits to) withdrawals from working
  capital/interest reserves                       (39,630)    1,749,896
                                             ------------  ------------
    Total cash available for distribution    $  4,780,725  $  6,480,541
                                             ============  ============
Distributions to:
  General Partner (1.01%)                    $     48,285  $     65,454
                                             ============  ============
  BAC Holders (98.99%)                       $  4,732,440  $  6,415,087
                                             ============  ============

(1)  As defined in the Partnership Agreement.

     The General Partner expects the distribution for the quarter ending December 31, 1995 to be approximately $0.30 per BAC, payable on February 14, 1996, or possibly earlier depending on the merger closing date, to BAC Holders of record as of the last day in each month.

     The Partnership has working capital reserves which may be available for the ongoing costs of operating the Partnership, for supplementing distributions to investors and for making working capital loans to the borrowers. As of September 30, 1995 and December 31, 1994, the working capital reserves were $4,001,726 and $3,846,520, respectively, both of which exceed the Partnership's minimum working capital reserve balance of approximately $3,718,000. The minimum working capital reserve balance may be increased or decreased from time to time as deemed necessary by the General Partner. The surplus working capital reserve balance of approximately $284,000 as of September 30, 1995 may be used to supplement distributions to BAC Holders. Net withdrawals from the surplus working capital reserves to fund distributions for the three and nine months ended September 30, 1995, were $151,371 and $0, respectively. Net withdrawals from the surplus working capital reserves to fund distributions for the three and nine months ended September 30, 1994, were $683,241 and $1,749,896, respectively.

     Interest reserves relating to Regency Woods of $0 and $115,576 were transferred to working capital reserves during the three and nine months ended September 30, 1995, respectively, to fund distributions to BAC Holders. As of September 30, 1995, interest reserves relating to Regency Woods had been depleted, and interest reserves applicable to Washington Ridge were $298,750.

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


4.   DISTRIBUTIONS TO BAC HOLDERS - Continued

As of December 31, 1994, interest reserves applicable to Regency Woods and Washington Ridge were $414,326. No interest reserves were transferred to working capital reserves during 1994.

5.   INCOME TAXES

     For income tax purposes, base interest income is accrued when earned. The accrual of interest is discontinued, when at the time of accrual, collectibility of the interest due is considered unlikely. Once a loan has been placed on a non-accrual status, income is recorded only as cash payments are received from the borrower or nominee until such time as the uncertainty of collection of unpaid base interest is eliminated. In 1993, Geary Courtyard, Woodlane Place and Valley Creek II were placed on a non-accrual status for income tax purposes; therefore, income is recognized only to the extent of cash received. Contingent interest from the investment is recognized as revenue when collected.
Contingent interest of $9,775 and $56,522 was recognized from Washington Ridge for the three and nine months, respectively, ended September 30, 1995. No contingent interest was recognized for the three or nine months ended September 30, 1994.

     As discussed in Note 3, seven of the eight investments in mortgage revenue bonds and two of the three working capital loans are accounted for as investments in real estate for financial statement purposes as of September 30, 1995. However, for federal income tax purposes the investments in all of the mortgage revenue bonds and working capital loans are treated as loans. Interest on the investment in mortgage revenue bonds, which represents approximately 96% of the Partnership's income for tax purposes, is exempt from federal income tax. A reconciliation of the primary differences between the financial statement net income and municipal income for tax purposes is as follows:

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


5.   INCOME TAXES - Continued

                     For the three months ended   For the nine months ended
                            September 30,               September 30,
                     --------------------------   -------------------------
                         1995           1994          1995         1994
                     ------------   ------------  ------------ ------------
Financial statement
  net income         $    640,517   $    554,349  $  2,578,160 $  1,983,331
Municipal interest
  income not
  recognized(1)         1,717,069      1,254,333     4,884,282    4,587,585
Rental income,
  net (2)                (764,879)      (484,421)   (2,337,440)  (1,942,616)
Accrued interest
  on delinquent
  interest (3)             41,297         31,882       116,279       86,892
Excess amortization
  for tax purposes        (36,150)       (36,150)     (108,450)    (108,450)
Taxable income on
  working capital
  loans not
  recognized (1)           43,565         63,009        80,964      189,025
                     ------------   ------------  ------------ ------------
Municipal income,
  net for tax
  purposes           $  1,641,419   $  1,383,002  $  5,213,795 $  4,795,767
                     ============   ============  ============ ============
Municipal income
  per BAC            $       0.31   $       0.26  $       0.98 $       0.90
                     ============   ============  ============ ============

(1) Represents the adjustment for interest income received or receivable during the period which was previously eliminated from net income for financial statement purposes.

(2)  Represents net rental income from investments accounted for as real estate.

(3) Represents interest on delinquent base interest, for loans on accrual status for income tax purposes, compounded monthly at the base rate of interest of the applicable loan.

     Although the Partnership accounted for seven of the eight mortgage loan investments and two of the three working capital loans as real estate for financial statement purposes, the Partnership continued to charge all of the borrowers interest under the terms of the original loans and interest on unpaid

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


5.   INCOME TAXES - Continued

base interest. The following tables summarize the full base interest payments for the nine months ended September 30, 1995 and 1994 that are due to the Partnership from the loans and properties:

                         For the nine months ended September 30, 1995
                   --------------------------------------------------------
                                      Base            Base
                                     Interest       Interest      Current
                   Current Base     Paid From       Paid From       Base
                     Interest       Properties'   Non-Operating   Interest
                      Due(1)        Operations      Sources(2)    Not Paid
                   ------------     -----------   -------------  ----------
Ethan's Glen IIA   $    690,703     $   547,277   $        --    $  143,426
Geary Courtyard       1,305,450         577,000            --       728,450
Ocean Walk            1,330,820       1,209,332            --       121,488
Paces River 2           576,769         607,835            --            --
Regency Woods           520,094         333,562        17,834       168,698
Valley Creek II         689,325         520,052            --       169,273
Washington Ridge        656,250         656,250            --            --
Woodlane Place        1,055,250         707,716            --       347,534
                   ------------     -----------   -----------    ----------
                   $  6,824,661     $ 5,159,024   $    17,834    $1,678,869
                   ============     ===========   ===========    ==========

                         For the nine months ended September 30, 1994
                   --------------------------------------------------------
                                       Base           Base
                                     Interest       Interest       Current
                   Current Base     Paid From       Paid From        Base
                     Interest       Properties'   Non-Operating    Interest
                      Due(1)        Operations      Sources(2)     Not Paid
                   ------------     -----------   -------------  ----------
Ethan's Glen IIA   $    690,703     $   546,087    $   65,654    $   78,962
Geary Courtyard       1,305,450         451,329            --       854,121
Ocean Walk            1,330,820       1,087,162        35,838       207,820
Paces River 2           576,769         560,939            --        15,830
Regency Woods           520,094         408,055       112,039            --
Valley Creek II         689,325         387,959            --       301,366
Washington Ridge        656,250         656,250            --            --
Woodlane Place        1,055,250         600,917            --       454,333
                   ------------     -----------    ----------    ----------
                   $  6,824,661     $ 4,698,698    $  213,531    $1,912,432
                   ============     ===========    ==========    ==========

(1) Although three of these loans were placed on non-accrual status for income tax purposes, the Partnership also charges the borrowers interest on unpaid

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


5.   INCOME TAXES - Continued

     base interest, which totalled $762,676 and $565,512 for the nine months ended September 30, 1995 and 1994, respectively.
(2) Amounts were funded from reserves from the mortgage loan proceeds and/or funds from the general partners of the borrowers.

6.   LITIGATION

     On September 22, 1995, a purported class-action lawsuit (styled Zakin v. Dockser, et. al.) was filed by Irving Zakin (the Plaintiff), a BAC Holder of the Partnership against the Partnership, its general partner (CRITEF III Associates Limited Partnership), its Assignor Limited Partner (CRITEF III, Inc.), C.R.I., Inc., William B. Dockser, H. William Willoughby, Capital Realty Investors Tax Exempt Fund Limited Partnership, CRITEF Associates Limited Partnership, CRITEF, Inc., and CAPREIT (collectively, the Defendants) in Chancery Court for the State of Delaware. The lawsuit alleges, among other matters, that certain of the Defendants breached their fiduciary duty to the BAC Holders by failing to fully disclose their intentions regarding the proposed merger. The lawsuit also alleges that the Defendants' merger negotiations have not been conducted at arms-length, resulting in self-dealing among certain of the Defendants. The lawsuit seeks, among other things, to enjoin the proposed merger, to require arms-length negotiations purportedly to increase the price to be paid to BAC Holders, to evaluate alternatives to the proposed merger, and to pay Plaintiff's costs.

     On October 5, 1995, a second purported class-action lawsuit (styled Wingard v. Dockser, et. al.) was filed by David and Johanna Wingard, BAC Holders of an affiliate of the Partnership, against the same Defendants, in Chancery Court for the State of Delaware. The second lawsuit makes the same allegations as the first lawsuit. A request to the court has been made by the Plaintiffs in both lawsuits to consolidate the two complaints.

     The Partnership Agreement provides that the costs incurred in connection with any litigation in which the Partnership is involved be borne by the Partnership itself. At this time, there is no estimate as to the timing or amount, if any, of the lawsuits, therefore, the Partnership's financial statements do not include any adjustment that might result from the outcome of the lawsuits. The Defendants believe that the lawsuits are without merit and intend to defend themselves vigorously against the allegations contained in both lawsuits.

7.   RELATED-PARTY TRANSACTIONS

     The General Partner and its affiliates are entitled to receive reimbursements from the Partnership for actual costs and expenses incurred in connection with the operation of the Partnership. During the three and nine months ended September 30, 1995, the General Partner and its affiliates were reimbursed $28,425 and $124,568, respectively, and $44,029 and $145,735 for the

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


7.   RELATED-PARTY TRANSACTIONS - Continued

three and nine months ended September 30, 1994, respectively. These expenses are included in general and administrative expenses and merger-related expenses in the consolidated statements of income.

     CRICO Mortgage Company, Inc. (CRICO Mortgage), a former affiliate of the General Partner, was entitled to annual mortgage administration and servicing fees from the borrowers which were payable from operating revenues each month after payment of debt service on the mortgage loans. On June 30, 1995, CRICO Mortgage merged with and into an affiliate of CRIIMI MAE Inc., a publicly traded real estate investment trust (the REIT). The REIT was originally sponsored by C.R.I., Inc. (CRI), the general partner of the General Partner, but is not controlled by CRI, although the CRI stockholders are officers and major stockholders of the REIT. Pursuant to the REIT merger agreement, the right to receive the accrued and unpaid mortgage administration and servicing fees as of the date of the REIT merger was distributed by CRICO Mortgage to its shareholders and contributed by them to CRI. As of June 30, 1995, the mortgage administration and servicing are being performed by an affiliate of the REIT and mortgage administration and servicing fees are paid to that entity. This merger did not result in any increase in fees or changes in the amount of fees which are currently payable. Total unpaid fees, including those relating to Paces River 2, of $1,599,573 and $1,183,505 were due to CRI as of September 30, 1995 and December 31, 1994, respectively. Total unpaid fees, including those relating to Paces River 2, of $141,667 were due to the affiliate of the REIT as of September 30, 1995, and are included in other liabilities related to real estate operations in the consolidated balance sheets. The unpaid fees are payable from available cash flow after payment of all current and delinquent base interest and accrued interest on delinquent base interest. If available cash flow from the borrower is insufficient to pay the fee, it is payable on the earlier of prepayment or maturity of the loan, after debt repayment. Any payments made with respect to unpaid fees will be applied against the oldest outstanding fees first. During the six months ended June 30, 1995, the fees paid by the borrowers to CRICO Mortgage totalled $49,312. During the three months ended September 30, 1995, the fees paid by the borrowers to the affiliate of the REIT totalled $18,750. Fees paid by the borrowers to CRICO Mortgage for the three and nine months ended September 30, 1994 were $30,562 and $113,614, respectively.

     In addition, CRICO Management of Minnesota, Inc. (CRICO Minnesota), an affiliate of the General Partner, performed property management services for Valley Creek II, Woodlane Place, Ethan's Glen IIA and Ocean Walk through January 31, 1994. On February 1, 1994, CRICO Minnesota contributed its property management contracts and personnel to CAPREIT Residential Corporation (Residential). Residential was formed by CRI but is not owned or controlled by CRI and/or its affiliates. Management fees of $21,399 were paid or accrued to the affiliates for the month ended January 31, 1994.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------

                                    Business
                                    --------

     On September 11, 1995, the Partnership and its General Partner entered into a merger agreement, subject to BAC Holder approval, with an affiliate of Capital Apartment Properties, Inc. (CAPREIT), a private real estate investment trust.
An affiliate of CAPREIT is the property manager for five of the eight properties securing the bonds held by the Partnership. If the merger proposal is approved by a majority vote of BAC Holders, all of the BACs in the Partnership will be redeemed for cash and the interests represented by such BACs will be canceled. The redemption price per BAC will be $14.360. In addition, the General Partner will sell its 1.01% general partnership interest in the Partnership to CAPREIT for $500,000. CAPREIT will also acquire an account receivable held by an affiliate and a former affiliate of the General Partner for the accrued mortgage servicing and administration fees on the related property mortgage loans by paying the discounted amount of $1,620,966.

     Consummation of the merger is contingent upon the approval of a majority of BAC Holders. The proposed merger is also contingent upon receiving a favorable opinion regarding the fairness of the redemption price to BAC Holders from a financial point of view. A proxy statement is expected to be issued to BAC Holders after it is filed with and reviewed by the Securities and Exchange Commission. This proxy statement will include a full description of the proposed merger and the independent fairness opinion.

     The Partnership invested in eight federally tax-exempt mortgage revenue bonds with an aggregate principal amount of $97,101,000 and made three working capital loans with an aggregate principal amount of $3,409,604. As discussed in the Partnership's Annual Report filed on Form 10-K for the year ended December 31, 1994, six properties collateralizing certain of the mortgage revenue bonds have been transferred by deed in lieu of foreclosure (or by transfer of partnership interests in the borrower entity) to nominees of the Partnership. As a result, the Partnership accounts for these investments as real estate for financial statement purposes. Additionally, the Partnership accounts for the Washington Ridge mortgage revenue bond as real estate in accordance with the American Institute of Certified Public Accountants Notice to Practitioners - ADC Arrangements. Accordingly, the consolidated balance sheets reflect these investments in the amount of $68,659,334 and $70,780,645 as of September 30, 1995 and December 31, 1994, respectively, net of accumulated depreciation, based on the lower of cost or fair value at the earlier of date of deed in lieu of foreclosure, transfer of partnership interests, or acquisition, development and construction (ADC) determination. The Partnership continues to evaluate these investments on a lower of cost or net realizable basis, taking into consideration the Partnership's intention for the nominees to hold these properties for the long term if necessary, and with investor consent, in order to recover its recorded investment. The financial statement presentation is independent of the characterization of the bonds as loans for federal income tax purposes and the tax-exempt nature of the mortgage revenue bond interest. Additionally, the Partnership accounts for the investment in the Paces River 2 mortgage revenue bond and working capital loan as loans with a recorded investment of $8,254,707 as of September 30, 1995 and December 31, 1994, in accordance with SFAS No. 114, as discussed above.

     In May 1993, the FASB issued SFAS No. 114 "Accounting by Creditors for Impairment of a Loan". This statement, as amended, addresses how a creditor should measure impairment of a loan and requires that loans previously accounted

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


for as in-substance foreclosed (ISF) be accounted for in accordance with SFAS No. 114. This statement is effective for fiscal years beginning after December 15, 1994 and was implemented by the Partnership in the first quarter of 1995. The adoption of SFAS No. 114 resulted in the reclassification of the investment in Paces River 2 from real estate to a loan. The investment in Paces River 2 is now reflected on the Partnership's consolidated balance sheets as an investment in mortgage revenue bond and working capital loan with a combined recorded investment of $8,254,707, which represents the carrying value of the property, net of accumulated depreciation and deferred revenue, as of September 30, 1995 and December 31, 1994. The mortgage revenue bond and working capital loan original principal balances are $8,750,000 and $850,000, respectively. The Partnership expects the full principal amounts of the loans to be repaid at maturity in 2000. The Partnership recognizes the income from the Paces River 2 investment on an accrual basis.

     Following are updates of significant events affecting the Partnership's properties during the nine months ended September 30, 1995:

     Regency Woods
     -------------

          Shortfalls in interest payments from Regency Woods were being paid from draws on a $250,000 irrevocable letter of credit. The Partnership drew down the full amount remaining under the letter of credit in January 1995, resulting in the default by the borrower on the working capital loan. The borrower transferred the property by deed in lieu of foreclosure to a nominee of the Partnership as of February 28, 1995.

     Woodlane Place
     --------------

          In March 1994, the Partnership was notified by the management agent of Woodlane Place that certain buildings at the property experienced damage due to frost heaving. The nominee owner hired an engineer to analyze the underlying problem of inadequate drainage at the property and to determine the number of affected buildings and the severity of the drainage problem. Based on this analysis, the costs associated with the correction of the drainage problem are expected to be approximately $300,000, and will not be covered by the property's insurance carrier. Property improvements relating to the drainage problem totalling approximately $29,000 were completed in the fourth quarter of 1994 and are included in buildings and personal property in the consolidated balance sheets. As the remaining costs to correct the drainage problem are capitalizable costs and the work had not begun as of September 30, 1995, the consolidated financial statements do not include an adjustment for the remaining estimated costs. A contract for $55,000 in drainage work, representing the first phase of the repairs, has been negotiated and work on the repairs began in October 1995. The remaining repairs are expected to be completed in 1996 and 1997. Due to the nature of the drainage problem, occupancy levels at the property are not expected to decrease as a result of the ongoing capital improvements. Funding for these capital improvements may be provided from the property's existing replacement reserves, future property cash flow, and/or a loan to the property from the working capital reserves of the Partnership.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


          The Partnership has joined with the property's insurance carrier in a lawsuit against the original architect and general contractor of Woodlane Place. The Partnership has joined on a contingent basis, with no legal fees being incurred unless the Partnership receives a settlement or judgement, and with other legal expenses estimated to be less than $20,000. There is no assurance that the Partnership will receive any funds as a result of this lawsuit.

     Ethan's Glen IIA
     ----------------

          In April 1995, Ethan's Glen IIA suffered damage to certain roofs due to a severe hail storm. The cost to repair the damaged roofs was paid by the property's insurance carrier, less a minimal deductible.


                          Financial Condition/Liquidity
                          ----------------------------

     The primary sources of the Partnership's future cash flows are expected to be from receipts of base interest on mortgage loans, which are dependent upon the net operating income of the properties. Therefore, the Partnership's investment in the mortgage revenue bonds and working capital loans is subject to the general risks inherent in the ownership of real property. These risks include reduction in rental income due to an inability to maintain occupancy levels, adverse changes in general economic conditions, and adverse changes in local conditions. The General Partner expects that the properties transferred to nominees of the Partnership will continue to generate sufficient cash flow to pay all operating expenses, meet escrow deposit requirements and pay some, but not all, of the base interest due to the Partnership. Other than the estimated $270,000 in drainage correction costs relating to Woodlane Place, as discussed above, the Partnership has no material commitments for capital expenditures.

     In 1991, the U. S. Supreme Court decided a case, Cottage Savings Association v. Commissioner (Cottage Savings), that could be interpreted to compromise the tax-exempt status of mortgage revenue bonds which have been modified. In response to this decision, in December 1992, the Internal Revenue Service issued proposed regulations in connection with the modification of debt instruments. If the regulations are adopted in their present form, they would alter existing authority and curtail the type and extent of modifications that could be made by a bond owner/lender without adversely affecting the tax-exempt status of bonds. It is not clear at this time what effect the Cottage Savings decision or the proposed regulations may have on the Partnership with respect to the bonds secured by loans on properties currently held by nominees. The General Partner continues to believe that these bonds remain tax-exempt. The General Partner will continue its efforts to protect the tax-exempt status of the bonds and the interest thereon. However, in light of the Cottage Savings decision and the proposed regulations, there can be no assurance that the General Partner will be successful in its efforts.

     The General Partner's ongoing strategy has been for the nominees to continue holding the properties acquired upon the defaults of the original borrowers until the loan maturity dates. If the merger proposal is approved, the interests of the BAC Holders would be redeemed at closing. If the merger proposal is not approved, in order to maximize the overall yield, the General

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


Partner may recommend for investor approval extension of certain loan maturity dates and, if approved, arrange for related adjustments of the pertinent mortgage revenue bonds as needed.

     The Partnership expects to continue to make distributions to BAC Holders on a quarterly basis. The proposed merger agreement stipulates that current year distributions cannot exceed ten cents per BAC per month. The agreement also stipulates that distributions during 1996 cannot exceed 95% of Cash Flow, as defined in the Partnership Agreement. There are no other legal restrictions on the Partnership's present or future ability to make cash distributions. The distributions to BAC Holders have been funded from three primary sources: cash flow from the underlying properties' operations, surplus working capital reserves of the Partnership, and funds from property reserves/borrower guarantees. However, because the surplus working capital reserves are almost depleted and property reserves/borrower guarantees were depleted during the first quarter of 1995, the Partnership will not be able to maintain the distributions to BAC Holders at the 1994 level. It is expected that the 1995 distributions will be based primarily on cash flow from the Partnership's operations. Cash flow from the Partnership's operations consists of cash flow from six of the properties, plus specified interest payments from two properties and contingent interest payments from one property, supplemented by any available property reserves/borrower guarantees, less Partnership expenses. The Partnership seeks to optimize cash flow from the properties owned by nominees. Despite these efforts, the amounts paid to the Partnership from the properties' operations may be expected to fluctuate from period to period due to changes in occupancy rates, rental rates, operating expenses and other variables. Based upon the current operations of the Partnership, the 1995 distribution is expected to approximate $1.20 per BAC.

     The following distributions were paid or accrued to BAC Holders of record for the first three quarters of 1995 and 1994:

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


                                 1995                     1994
                           Distributions to         Distributions to
                              BAC Holders              BAC Holders
                         --------------------     -------------------
Quarter Ended               Total     Per BAC        Total    Per BAC
-------------            -----------  -------     ----------- -------
March 31,                $ 1,577,480  $  0.30     $ 2,103,307 $  0.40
June 30,                   1,577,480     0.30       2,155,890    0.41
September 30,              1,577,480     0.30       2,155,890    0.41
                         -----------  -------     ----------- -------
  Totals                 $ 4,732,440  $  0.90     $ 6,415,087 $  1.22
                         ===========  =======     =========== =======

     Distributions to BAC Holders for the three and nine months ended September 30, 1995 and 1994 were funded as follows:

                                             For the three months ended
                                                    September 30,
                                             --------------------------
                                                 1995          1994
                                             ------------  ------------
Cash flow (1)                                $  1,442,204  $  1,494,646
Withdrawals from working capital/interest
  reserves                                        151,371       683,241
                                             ------------  ------------
    Total cash available for distribution    $  1,593,575  $  2,177,887
                                             ============  ============
Distributions to:
  General Partner (1.01%)                    $     16,095  $     21,997
                                             ============  ============
  BAC Holders (98.99%)                       $  1,577,480  $  2,155,890
                                             ============  ============

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


                                             For the nine months ended
                                                    September 30,
                                             --------------------------
                                                 1995          1994
                                             ------------  ------------
Cash flow (1)                                $  4,820,355  $  4,730,645
(Deposits to) withdrawals from working
  capital/interest reserves                       (39,630)    1,749,896
                                             ------------  ------------
    Total cash available for distribution    $  4,780,725  $  6,480,541
                                             ============  ============
Distributions to:
  General Partner (1.01%)                    $     48,285  $     65,454
                                             ============  ============
  BAC Holders (98.99%)                       $  4,732,440  $  6,415,087
                                             ============  ============

(1)  As defined in the Partnership Agreement.

     The General Partner expects the distribution for the quarter ending December 31, 1995 to be approximately $0.30 per BAC, payable on February 14, 1996, or possibly earlier depending on the merger closing date, to BAC Holders of record as of the last day in each month.

     The Partnership has working capital reserves which may be available for the ongoing costs of operating the Partnership, for supplementing distributions to investors and for making working capital loans to the borrowers. As of September 30, 1995 and December 31, 1994, the working capital reserves were $4,001,726 and $3,846,520, respectively, both of which exceed the Partnership's minimum working capital reserve balance of approximately $3,718,000. The minimum working capital reserve balance may be increased or decreased from time to time as deemed necessary by the General Partner. The surplus working capital reserve balance of approximately $284,000 as of September 30, 1995 may be used to supplement distributions to BAC Holders. Net withdrawals from the surplus working capital reserves to fund distributions for the three and nine months ended September 30, 1995, were $151,371 and $0, respectively. Net withdrawals from the surplus working capital reserves to fund distributions for the three and nine months ended September 30, 1994, were $683,241 and $1,749,896, respectively.

     Interest reserves relating to Regency Woods of $0 and $115,576 were transferred to working capital reserves during the three and nine months ended September 30, 1995, respectively, to fund distributions to BAC Holders. As of September 30, 1995, interest reserves relating to Regency Woods had been depleted, and interest reserves applicable to Washington Ridge were $298,750.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


As of December 31, 1994, interest reserves applicable to Regency Woods and Washington Ridge were $414,326. No interest reserves were transferred to working capital reserves during 1994.

     As of September 30, 1995, the Partnership had cash and cash equivalents of $131,737, unrestricted marketable securities of $1,304,826 and restricted cash and cash equivalents of $2,113,785. Marketable securities consist of tax-exempt municipal bonds which generally contain a seven-day put option with established banks or brokerage houses, and are stated at cost, which generally represents par value and approximates market value. The Partnership has classified these investments as Available for Sale in accordance with SFAS No. 115. Realized gains and losses on the sale of marketable securities were determined on a specific identification basis. There were no net unrealized holding gains or losses recognized during the three and nine months ended September 30, 1995 as there was no material difference between the cost for the tax-exempt municipal bonds and fair value throughout the first three quarters of 1995.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements and distributions to BAC Holders. The Partnership's net cash provided by operating activities for the nine months ended September 30, 1995, which consists primarily of receipt of base interest on mortgage loans, was adequate to support operating requirements and the payment of declared distributions to BAC Holders and the General Partner. The Partnership estimates that future cash flows from receipt of base interest on mortgage loans, in the aggregate, will be sufficient to pay operating expenses and make distributions to BAC Holders.


                              Results of Operations
                              ---------------------

     The Partnership's net income for the three months ended September 30, 1995 increased from the same period in 1994 primarily due to a decrease in rental expenses resulting from repairs made in 1994 relating to fire damage and frost heaving at Ocean Walk and Woodlane Place, respectively, as well as a decrease in real estate tax expense at Woodlane Place resulting from a special assessment paid in 1994. Contributing to the increase in net income was the reclassification of the investment in Paces River 2 from real estate to loan, in accordance with SFAS No. 114, as discussed above. In 1995, the Partnership recognized income from the Paces River 2 mortgage revenue bond and working capital loan on an accrual basis. The 1994 income from the Paces River 2 mortgage revenue bond and working capital loan is limited to the property's net rental income due to its classification as real estate in 1994. Also contributing to the increase in net income was a decrease in depreciation expense as a result of the use of an accelerated method for personal property. Partially offsetting the increase in net income were fees incurred by the Partnership for an independent fairness opinion in connection with the consideration to be received by BAC Holders in the proposed merger, as previously discussed, as well as a decrease in rental revenue resulting from the receipt in 1994 of insurance reimbursements for repairs to Ocean Walk and Woodlane Place, as discussed above. The decrease in rental revenue was partially offset by an increase in occupancy and rental rates at certain properties. Also partially offsetting the increase in net income was an increase in general and administrative expenses due to the recognition in the third quarter of 1994 of decreased annual report printing costs.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


     The Partnership's net income for the nine months ended September 30, 1995 increased from the same period in 1994 primarily due to the reclassification of the investment in Paces River 2, a decrease in rental expenses and a decrease in depreciation expense, as discussed above. Partially offsetting the increase in net income were fees incurred for an independent fairness opinion, as discussed above, as well as a decrease in other interest income resulting from lower cash and investment balances.

     Presented below is a summary of the rental operations for the nine months ended September 30, 1995 and 1994 of each of the properties accounted for as Investment in Real Estate in which the Partnership has invested.


                                             Average Physical
Name of Investment         No. of               Occupancy
Rental Property            Rental           for the nine months
and Location               Units            ended September 30,
------------------         ------          --------------------
                                           1995           1994
                                           ----           ----
Ethan's Glen IIA
  Kansas City, MO            242            93%            92%
Geary Courtyard
  San Francisco, CA          164            93%            90%
Ocean Walk
  Key West, FL               296            95%            93%
Paces River 2
  Rock Hill, SC              230            96%            97%
Regency Woods
  West Des Moines, IA        200            95%            96%
Valley Creek II
  Woodbury, MN               177            97%            95%
Washington Ridge
  Knoxville, TN              248            96%            95%
Woodlane Place
  Woodbury, MN               216            98%            97%
                           -----           ---            ---
                           1,773            95%            94%
                           =====           ===            ===

PART I.      FINANCIAL INFORMATION
             ---------------------
ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             -----------------------------------------------------------
                  AND RESULTS OF OPERATIONS - Continued
                  -------------------------



                        Base Interest Paid From         Net Rental Operating
Name of Investment      Properties' Operations(1)             Income (2)
Rental Property         for the nine months ended     for the nine months ended
and Location                  September 30,                 September 30,
------------------     ---------------------------   --------------------------
                           1995           1994          1995           1994
                       ------------   ------------   -----------    -----------
Ethan's Glen IIA
  Kansas City, MO      $    547,277   $    546,087   $   586,439    $   562,689
Geary Courtyard
  San Francisco, CA         577,000        451,329       631,505        442,318
Ocean Walk
  Key West, FL            1,209,332      1,087,162     1,250,336      1,242,732
Paces River 2 (3)
  Rock Hill, SC             607,835        560,939            --             --
Regency Woods
  West Des Moines, IA       333,562        408,055       313,187        480,407
Valley Creek II
  Woodbury, MN              520,052        387,959       537,062        482,472
Washington Ridge
  Knoxville, TN             656,250        656,250       786,095        778,069
Woodlane Place
  Woodbury, MN              707,716        600,917       811,433        624,623
                       ------------   ------------   -----------    -----------
                       $  5,159,024   $  4,698,698   $ 4,916,057    $ 4,613,310
                       ============   ============   ===========    ===========

(1) Exclusive of amounts paid to the Partnership from the properties' reserves and/or general partners of the borrowers. Such amounts were $17,834 and $213,531 for the nine months ended September 30, 1995 and 1994, respectively.

(2) Calculated from the respective properties monthly operating reports as net loss, adjusted for depreciation, amortization, mortgage loan interest, mortgage servicing and administration fees and interest income on reserves.

(3) Rental operating information is not provided for the Paces River 2 investment because it is accounted for as an Investment in Mortgage Revenue Bond and Working Capital Loan.

PART II.  OTHER INFORMATION
          -----------------

ITEM 1.   LEGAL PROCEEDINGS
          -----------------

     On September 22, 1995, a purported class-action lawsuit (styled Zakin v. Dockser, et. al.) was filed by Irving Zakin (the Plaintiff), a BAC Holder of the Partnership against the Partnership, its general partner (CRITEF III Associates Limited Partnership), its Assignor Limited Partner (CRITEF III, Inc.), C.R.I., Inc., William B. Dockser, H. William Willoughby, Capital Realty Investors Tax Exempt Fund Limited Partnership, CRITEF Associates Limited Partnership, CRITEF, Inc., and CAPREIT (collectively, the Defendants) in Chancery Court for the State of Delaware. The lawsuit alleges, among other matters, that certain of the Defendants breached their fiduciary duty to the BAC Holders by failing to fully disclose their intentions regarding the proposed merger. The lawsuit also alleges that the Defendants' merger negotiations have not been conducted at arms-length, resulting in self-dealing among certain of the Defendants. The lawsuit seeks, among other things, to enjoin the proposed merger, to require arms-length negotiations purportedly to increase the price to be paid to BAC Holders, to evaluate alternatives to the proposed merger, and to pay Plaintiff's costs.

     On October 5, 1995, a second purported class-action lawsuit (styled Wingard v. Dockser, et. al.) was filed by David and Johanna Wingard, BAC Holders of an affiliate of the Partnership, against the same Defendants, in Chancery Court for the State of Delaware. The second lawsuit makes the same allegations as the first lawsuit. A request to the court has been made by the Plaintiffs in both lawsuits to consolidate the two complaints.

     The Partnership Agreement provides that the costs incurred in connection with any litigation in which the Partnership is involved be borne by the Partnership itself. At this time, there is no estimate as to the timing or amount, if any, of the lawsuits, therefore, the Partnership's financial statements do not include any adjustment that might result from the outcome of the lawsuits. The Defendants believe that the lawsuits are without merit and intend to defend themselves vigorously against the allegations contained in both lawsuits.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     A report on Form 8-K was filed with the Commission on September 13, 1995 regarding the Partnership's acceptance of a cash merger offer from an affiliate of CAPREIT for redemption of the Partnership's BACs, subject to BAC Holder approval.

     All other items are not applicable.

                                    SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Capital Realty Investors Tax Exempt
                                     Fund III Limited Partnership

                              By:  CRITEF III Associates Limited Partnership
                                     General Partner

                              By:  C.R.I., Inc.
                                   General Partner


November 14, 1995                  /s/ Richard J. Palmer
--------------------------         ------------------------------------
Date                               Richard J. Palmer
                                   Senior Vice President/Finance

                                   Signing on behalf of the Registrant
                                     and as Principal Accounting Officer