Form 10-K
period 1995-12-31
CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LTD PARTNERSHIP
filed 1996-03-28
CIK 822522

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 1995
                              -----------------
Commission file number             1-12034
                              -----------------

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP
--------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                52-1551450
-----------------------------------------         ---------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)

11200 Rockville Pike, Rockville, Maryland                 20852
-----------------------------------------         ---------------------
(Address of principal executive offices)                (Zip Code)

(Registrant's telephone number, including area code)     (301) 468-9200
                                                       ------------------
Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
     Title of each class                           on which registered
---------------------------------            -----------------------------
Beneficial Assignee Certificates                 American Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
--------------------------------------------------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No[ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 15, 1996, 5,258,268 Series A Beneficial Assignee Certificates
(BACs) were outstanding and the aggregate market value of such BACs held by non-affiliates of the Registrant on such date was $72,259,935.

                       DOCUMENTS INCORPORATED BY REFERENCE

 Form 10-K Parts                                  Document
------------------                 ---------------------------------------
I, II, III and IV                  1995 Annual Report to BAC Holders

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                         1995 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                     PART I
                                     ------

                                                                   Page
                                                                   ----

Item 1.   Business  . . . . . . . . . . . . . . . . . . . . .      I-1
Item 2.   Properties  . . . . . . . . . . . . . . . . . . . .      I-1
Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . .      I-1
Item 4.   Submission of Matters to a Vote
            of Security Holders . . . . . . . . . . . . . . .      I-1


                                     PART II
                                     -------

Item 5.   Market for the Registrant's Partnership
            Interests and Related Partnership Matters . . . .      II-1
Item 6.   Selected Financial Data . . . . . . . . . . . . . .      II-1
Item 7.   Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations . . . . . . . . . . . . . . . . . .      II-1
Item 8.   Financial Statements and Supplementary Data . . . .      II-2
Item 9.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure  . . . . .      II-2


                                    PART III
                                    --------

Item 10.  Directors and Executive Officers
            of the Registrant . . . . . . . . . . . . . . . .      III-1
Item 11.  Executive Compensation  . . . . . . . . . . . . . .      III-2
Item 12.  Security Ownership of Certain Beneficial
            Owners and Management . . . . . . . . . . . . . .      III-3
Item 13.  Certain Relationships and Related Transactions  . .      III-4


                                     PART IV
                                     -------

Item 14.  Exhibits, Financial Statement Schedules and
            Reports on Form 8-K . . . . . . . . . . . . . . .      IV-1

Signatures  . . .   . . . . . . . . . . . . . . . . . . . . .      IV-3

Cross Reference Sheet . . . . . . . . . . . . . . . . . . . .      IV-4

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . .      IV-5

                                     PART I
                                     ------

ITEM 1.   BUSINESS
          --------

     Development and Description of Business
     ---------------------------------------

          Information concerning the business of Capital Realty Investors Tax Exempt Fund III Limited Partnership (the Partnership) is contained in the 1995 Annual Report to BAC Holders which contains Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 1, 5 and 7 of the notes to consolidated financial statements. The Annual Report is contained in Part IV (filed in response to Item 8 hereof), which is incorporated herein by reference.

     Employees
     ---------

          The Partnership has no employees. Services are performed for the Partnership by affiliates of the General Partner and agents retained by them.

ITEM 2.   PROPERTIES
          ----------

          Information concerning the properties of the Partnership is contained in the 1995 Annual Report to BAC Holders which contains Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 1 and 5 of the notes to consolidated financial statements. The Annual Report is contained in Part IV (filed in response to Item 8 hereof), which is incorporated herein by reference.

ITEM 3.   LEGAL PROCEEDINGS
          -----------------

          Reference is made to Note 8 of the notes to consolidated financial statements on page 55 of the 1995 Annual Report to BAC Holders, which is incorporated herein by reference.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

          No matters were submitted to a vote of security holders during the fourth quarter of 1995.

                                     PART II
                                    --------

ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND
          -----------------------------------------------------
               RELATED PARTNERSHIP MATTERS
               ---------------------------

     (a)  Market information.

          Reference is made to the Selected Financial Data on pages 1 through 3 of the 1995 Annual Report to BAC Holders which is incorporated herein by reference.

     (b)  Number of Security Holders.

          As of March 15, 1996, there were approximately 6,200 registered holders of BACs in the Partnership.

     (c)  Distributions.

          Reference is made to the Selected Financial Data on pages 1 through 3 of the 1995 Annual Report to BAC Holders which is incorporated herein by reference.

          See Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the 1995 Annual Report to BAC Holders, which is incorporated herein by reference, for information regarding the sources of funds used for cash distributions and for a discussion of factors which may affect the Partnership's ability to maintain cash distributions at current levels.

ITEM 6.   SELECTED FINANCIAL DATA
          -----------------------

          Reference is made to Selected Financial Data on pages 1 through 3 of the 1995 Annual Report to BAC Holders, which is incorporated herein by reference.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------

          Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 4 through 24 of the 1995 Annual Report to BAC Holders, which is incorporated herein by reference.

                                     PART II
                                     -------

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

          Reference is made to pages 25 through 29 of the 1995 Annual Report to BAC Holders for the financial statements of the registrant, which are incorporated herein by reference. See also Item 14 of this report for information concerning financial statements and financial statement schedules.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ------------------------------------------------
               ACCOUNTING AND FINANCIAL DISCLOSURE
               -----------------------------------

     None.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

(a), (b) and
  (c) The Partnership has no directors, executive officers or significant employees of its own.
(a), (b), (c)
  and (e) The names, ages and business experience of the directors and executive officers of C.R.I., Inc. (CRI), the Managing General Partner of the Partnership, are as follows:

William B. Dockser, 59, has been the Chairman of the Board of CRI and a Director since 1974. Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed a number of publicly held limited partnerships created to invest in low and moderate income multifamily apartment complexes. For a period of 2-1/2 years prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs. Before coming to Washington, Mr. Dockser was a practicing attorney in Boston and also was a special Assistant Attorney General for the Commonwealth of Massachusetts. He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University. He is also Chairman of the Board of CRIIMI MAE Inc., CRIIMI, Inc. and CRI Liquidating REIT, Inc.

H. William Willoughby, 49, President, Secretary and a Director of CRI since January 1990 and Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989. He is principally responsible for the financial management of CRI and its associated partnerships. Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Company. He holds a Juris Doctorate degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota. He is also a Director and executive officer of CRIIMI MAE Inc., CRIIMI, Inc. and CRI Liquidating REIT, Inc.

Richard J. Palmer, 44, Senior Vice President-Chief Financial Officer. Prior to joining CRI in 1983 as Director of Tax Policy, he was a Tax Manager at Grant Thornton (formerly Alexander Grant & Company). He also served in the Tax and Audit Departments of Peat, Marwick, Main and Company (formerly Peat, Marwick, Mitchell and Company) prior to his seven years at Grant Thornton. He holds a Bachelor of Business Administration degree from the Florida Atlantic University and is also a Certified Public Accountant.















                                      III-1

                                    PART III
                                    --------


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT - Continued
          --------------------------------------------------

Ronald W. Thompson, 49, Group Executive Vice President-Hotel Asset Management. Prior to joining CRI in 1985, he was employed at the Hyatt Organization where he most recently served as the General Manager of the Hyatt Regency in Flint, Michigan. During his nine year tenure with Hyatt, he held senior management positions with the Hyatt Regency in Dearborn, Michigan, the Hyatt in Richmond, Virginia, the Hyatt in Winston-Salem, North Carolina and the Hyatt Regency in Atlanta, Georgia. Before joining Hyatt, Mr. Thompson worked in London, England for the English Tourist Board as well as holding management positions in Europe, Australia, and New Zealand in the hotel industry. Mr. Thompson received his education in England where he received a business degree in Hotel Administration from Winston College.

Susan R. Campbell, 37, Senior Vice President-CRI Realty Services. Prior to joining CRI in March 1985, she was a budget analyst for the B. F. Saul Advisory Company. She holds a Bachelor of Science degree in General Business from the University of Maryland.

Melissa Cecil Lackey, 40, Senior Vice President and General Counsel. Prior to joining CRI in 1990, she was associated with the firms of Zuckerman, Spaeder, Goldstein, Taylor & Kolker in Washington, D.C. and Hirsch & Westheimer in Houston, Texas. She holds a Juris Doctorate from the University of Virginia School of Law and a Bachelor of Arts degree from the College of William & Mary.

     (d) There is no family relationship between any of the foregoing directors and executive officers.

     (f)  Involvement in certain legal proceedings.

          None.

     (g)  Promoters and control persons.

          Not applicable.

ITEM 11.  EXECUTIVE COMPENSATION
          ---------------------

     (a), (b), (c) and (d)

          The Partnership has no officers or directors. However, in accordance with the Partnership Agreement and as disclosed in the Partnership's Registration Statement on Form S-11, as amended, various kinds of compensation and fees are payable or were paid to the General Partner and/or its affiliates. Additional information required in these sections is included in Notes 3 and 4 to the financial statements contained in Part IV (filed in response to Item 8 hereof), which are incorporated herein by reference.

     (e)  Termination of employment and change in control arrangement.

          None.






                                      III-2

                                    PART III
                                    --------

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          --------------------------------------------------
               MANAGEMENT
               ----------

     (a)  Security ownership of certain beneficial owners

          No person or "group", as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, is known by the Partnership to be the beneficial owner of more than 5% of the issued and outstanding BACs as of December 31, 1995.

     (b)  Security ownership of management

          The following table sets forth certain information concerning all BACs beneficially owned, as of March 15, 1996, by each director and by all directors and officers as a group of the managing general partner of the Partnership's General Partner. The voting and investment powers for the BACs listed are held solely by the named beneficial owner. The General Partner, which controls the day-to-day operations of the Partnership, is a limited partnership whose managing general partner is CRI. Mr. Dockser and Mr. Willoughby control CRI.


    Name of                        Amount and Nature        % of total
Beneficial Owner                of Beneficial Ownership     BACs issued
----------------                -----------------------     -----------
William B. Dockser                       500 BACs               0.01%
H. William Willoughby                      None                 0.00%
All Directors and Officers
  as a Group (6 persons)                2,500 BACs              0.05%


     (c)  Changes in control.

          There exists no arrangement known to the Partnership, the operation of which may at a subsequent date result in a change in control of the Partnership, with the exception of the merger agreement with an affiliate of Capital Apartment Properties, Inc., as discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 7 of the notes to consolidated financial statements, which are incorporated herein by reference. There is a provision in the Limited Partnership Agreement which allows, under certain circumstances, the ability to change control.













                                      III-3

                                    PART III
                                    --------

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     (a)  Transactions with management and others.

          The Partnership has no directors or officers. In addition, the Partnership has had no transactions with individual officers or directors of the managing general partner of the General Partner of the Partnership other than any indirect interest such officers and directors may have (i) in the amounts paid to the General Partner or its affiliates by virtue of their stock ownership in CRI, as disclosed in Part IV, Item 14, in Note 3 of the notes to consolidated financial statements, which is incorporated herein by reference; (ii) as shareholders in corporations that are partners in partnerships that hold title to properties, subject to the existing indebtedness, as a consequence of deeds in lieu of foreclosure from, or transfers of partnership interests in, former borrowers; and/or (iii) in the amounts paid to individual officers and directors of the General Partner with respect to distributions in connection with BACs held by such individuals.

          Nominee limited partnerships have been formed to take title to certain properties on which the original borrowers defaulted, subject to the existing indebtedness, rather than the Partnership taking title, in an effort to maintain the tax-exempt nature of the interest on the mortgage revenue bonds and to hold the properties until their ultimate disposition. In the case of Geary Courtyard, nominee corporations of the Partnership assumed the partnership interests in the original borrower. The nominee entities and the managing general partner of the General Partner of the Partnership have common ownership (except for Ethan's Glen IIA prior to March 14, 1996) and are under common control. No compensation or fees were paid by the Partnership to the nominee entities or their principals in connection with the transfers of ownership. Item 11 of this report, which contains a discussion of the fees and other compensation paid or accrued by the Partnership to the General Partner or its affiliates, is incorporated herein by reference.


         PROPERTY                      NOMINEE ENTITY
     -----------------   ----------------------------------------------

     Ethan's Glen IIA    CRICO of Ethan's II Limited Partnership
                         ---------------------------------------
                         General Partner: CRICO of Ethan's II, Inc.
                         Limited Partners: CRICO of Iona, Inc. and three
                           unrelated parties (the interest of which un-related parties were terminated effective March 14, 1996)

     Geary Courtyard     Geary Courtyard Associates
                         --------------------------
                         General Partner: CRICO of Geary Courtyard, Inc.
                         Limited Partner: CRICO Holdings, Inc.

     Regency Woods       CRICO of Regency Woods Limited Partnership
                         ------------------------------------------
                         General Partner: CRICO of Regency Woods, Inc.
                         Limited Partner: CRICO Holdings, Inc.




                                      III-4

                                    PART III
                                    --------


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Continued
          ----------------------------------------------


     Ocean Walk          CRICO of Ocean Walk Limited Partnership
                         ---------------------------------------
                         General Partner: CRICO of Ocean Walk, Inc.
                         Limited Partner: CRICO Holdings, Inc.

     Valley Creek II     CRICO of Valley Creek II Limited Partnership
                         --------------------------------------------
                         General Partner: CRICO of Valley Creek II, Inc.
                         Limited Partner: CRICO Minnesota Holdings, Inc.

     Woodlane Place      CRICO of Woodlane Place Limited Partnership
                         -------------------------------------------
                         General Partner: CRICO of Woodlane Place, Inc.
                         Limited Partner: CRICO Minnesota Holdings, Inc.

     (b)  Certain business relationships.

          The Partnership's response to Item 13(a) is incorporated herein by reference. In addition, the Partnership has no business relationship with entities of which the general partners of the General Partner of the Partnership are officers, directors or equity owners other than as set forth in the Partnership's response to Item 13(a).

     (c)  Indebtedness of management.

          None.

     (d)  Transactions with promoters.

          Not applicable.


























                                      III-5

                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ---------------------------------------------------
               ON FORM 8-K
               -----------

     (a)  List of documents filed as part of this report:

          (1)  Financial Statements                              Page(s)
               --------------------                              -------

               Reports of Independent Public Accountants         25

               Reports of Independent Public Accountants on
                 which Arthur Andersen & Co. placed
                 reliance in 1995, 1994 and 1993                 IV-6

               Consolidated Balance Sheets as of
                 December 31, 1995 and 1994                      26

               Consolidated Statements of Income for
                 the years ended December 31, 1995, 1994
                 and 1993                                        27

               Consolidated Statements of Changes in
                 Partners' Capital (Deficit) for the
                 years ended December 31, 1995, 1994 and
                 1993                                            28

               Consolidated Statements of Cash Flows for
                 the years ended December 31, 1995, 1994
                 and 1993                                        29

               Notes to Consolidated Financial Statements
                 which include the information required to
                 be included in Schedule III - Real Estate
                 and Accumulated Depreciation of
                 Properties (Note 5)                             30-59

          (2)  Financial Statement Schedules
               -----------------------------

                    All financial statement schedules are omitted since they are not required, are inapplicable, or the required information is included in the financial statements or notes thereto.

          (3) Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K).

               Exhibit No. 3 - Articles of incorporation and bylaws

               a. Certificate of Limited Partnership of Capital Realty Investors Tax Exempt Fund III Limited Partnership. (Incorporated by reference from Exhibit 3 to the Regis-trant's Post-Effective Amendment No. 3, dated January 30, 1989, to the Registration Statement on Form S-11.)

               Exhibit No. 4 - Instruments defining the rights of security holders, including indentures

                                     PART IV
                                     -------


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ---------------------------------------------------
               ON FORM 8-K - Continued
               -----------

               a. Agreement of Limited Partnership of Capital Realty Investors Tax Exempt Fund III Limited Partnership. (Incorporated by reference from Exhibit 4 to the Registrant's Post-Effective Amendment No. 3, dated January 30, 1989, to the Registration Statement on Form S-11.)

               Exhibit No. 10 - Material contracts

               a. Beneficial Assignee Certificate. (Incorporated by reference from Exhibit 10A to the Registrant's Post-Effective Amendment No. 1, dated February 1, 1988, to the Registration Statement on Form S-11.)

               b. Amended and Restated Agreement and Plan of Merger, dated as of March 14, 1996. (Incorporated by reference from Appendix A-1 to the Registrant's Preliminary Proxy Statement Pursuant to Section 14(a) of the Securities and Exchange Act of 1934 filed March 18, 1996.)

               Exhibit No. 13 - Annual Report to security holders, Form 10-Q or quarterly report to security holders

               a.   1995 Annual Report to BAC Holders.

               Exhibit No. 27 - Financial Data Schedule

     (b)  Report on Form 8-K
          ------------------

          No Reports on Form 8-K were filed with the Commission during the quarter ended December 31, 1995.

     (c)  Exhibits
          --------

          This list of Exhibits required by Item 601 of Regulation S-K is included in Item (a)(3) above.

     (d)  Financial Statement Schedules
          -----------------------------

          See (a)(1) and (2) above.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Capital Realty Investors Tax Exempt
                                     Fund III Limited Partnership

                                   By:  CRITEF III Associates Limited
                                          Partnership, General Partner

                                   By:  C.R.I., Inc., General Partner



March 27, 1996                     /s/ William B. Dockser
-------------------                ------------------------------------
DATE                               William B. Dockser, Director
                                   Chairman of the Board,
                                     Treasurer and Principal
                                     Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


March 27, 1996                     /s/ H. William Willoughby
-------------------                ------------------------------------
DATE                               H. William Willoughby
                                   Director, President and Secretary



March 27, 1996                     /s/ Richard J. Palmer
-------------------                ------------------------------------
DATE                               Richard J. Palmer
                                   Senior Vice President,
                                   Chief Financial Officer,
                                   Principal Financial and
                                     Principal Accounting Officer

                              CROSS REFERENCE SHEET

     The item numbers and captions in Parts I, II, III and IV hereof and the page and/or pages in the referenced materials where the corresponding information appears are as follows:

Item                                 Reference Materials         Pages
----                                 -------------------     -------------

3.   Legal Proceedings               1995 Annual Report      55 through 59

5.   Market for the Registrant's     1995 Annual Report      1 through 3
     Partnership Interests and
     Related Partnership Matters

6.   Selected Financial Data         1995 Annual Report      1 through 3

7.   Management's Discussion and     1995 Annual Report      4 through 24
     Analysis of Financial
     Condition and Results of
     Operations

8.   Financial Statements and        1995 Annual Report      25 through 29
     Supplementary Data


14.  Exhibits, Financial Statement   1995 Annual Report      25 through 59
     Schedules, and Reports on
     Form 8-K

                                  EXHIBIT INDEX


Exhibit                                                  Page
-------                                      ----------------------------

(13)   Annual Report to BAC Holders          1 through 59

(27)   Financial Data Schedule               Filed herewith electronically

                          Independent Auditor's Report
                          ----------------------------

To the Partners
Investment VII, Ltd.,
d/b/a Washington Ridge Apartments
Birmingham, Alabama

     We have audited the accompanying balance sheet of Investment VII, Ltd., d/b/a Washington Ridge Apartments, as of December 31, 1995, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Investment VII, Ltd., d/b/a Washington Ridge Apartments as of December 31, 1995, and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.



BROWDER & ASSOCIATES, P.C.

January 30, 1996

                          Independent Auditor's Report
                          ----------------------------

To the Partners
Investment VII, Ltd.,
d/b/a Washington Ridge Apartments
Birmingham, Alabama

     We have audited the accompanying balance sheet of Investment VII, Ltd., d/b/a Washington Ridge Apartments, as of December 31, 1994, and the related statements of income and expense, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Investment VII, Ltd., d/b/a Washington Ridge Apartments as of December 31, 1994, and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.



BROWDER & ASSOCIATES, P.C.

January 10, 1995

                          Independent Auditor's Report
                          ----------------------------

To the Partners
Investment VII, Ltd.,
d/b/a Washington Ridge Apartments
Birmingham, Alabama

     We have audited the accompanying balance sheet of Investment VII, Ltd., d/b/a Washington Ridge Apartments, as of December 31, 1993, and the related statements of income and expense, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Investment VII, Ltd., d/b/a Washington Ridge Apartments as of December 31, 1993, and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.



BROWDER & ASSOCIATES, P.C.

February 7, 1994

                          Independent Auditors' Report
                          ----------------------------

To Partners
Regency Woods Limited Partnership
Wichita, Kansas

     We have audited the accompanying balance sheets of Regency Woods Limited Partnership as of December 31, 1994 and 1993, and the related statements of loss and partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Regency Woods Limited Partnership as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

     Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supporting information included in the report (shown on pages 10 through 13) are presented for the purpose of additional analysis and are not a required part of the basic financial statements of Regency Woods Limited Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basis financial statements and, in our opinion, is fairly presented in all material respects in relation to the financial statements taken as a whole.

     The accompanying financial statements have been prepared assuming that the partnership will continue as a going concern. As discussed in Note 7 to the financial statements, the Partnership defaulted on it's mortgage debt raising doubts about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        Peterson, Peterson & Goss, L.C.


January 13, 1995

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP


                        1995 ANNUAL REPORT TO BAC HOLDERS

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP


SELECTED FINANCIAL DATA
-----------------------

Financial Highlights
--------------------


                                                                     For the years ended December 31,
                                               1995            1994 (3)         1993             1992            1991
                                           ------------     ------------    ------------     ------------    ------------
Net rental income (1)                      $  3,393,314     $  3,429,900    $  2,822,609     $  2,198,325    $  1,067,970
Interest income from:
  Mortgage revenue bonds and working
    capital loans (2)                           876,359               --              --               --         769,025
Income from investment in mortgage
  revenue bonds and working capital
  loan                                               --               --              --               --         989,152
Other income (expenses)                        (541,312)        (173,586)       (230,847)          50,411         (19,760)
Valuation adjustment on investment in
  real estate (1)                                    --               --              --               --        (373,637)
                                           ------------     ------------    ------------     ------------    ------------
Net income                                 $  3,728,361     $  3,256,314    $  2,591,762     $  2,248,736    $  2,432,750
                                           ============     ============    ============     ============    ============

Net income allocated to
  BAC Holders (98.99%)                     $  3,690,705     $  3,223,425    $  2,565,585     $  2,226,024    $  2,408,179
                                           ============     ============    ============     ============    ============

Net income per BAC outstanding             $       0.70     $       0.61    $       0.49     $       0.42    $       0.46
                                           ============     ============    ============     ============    ============
Total cash distribution per
  BAC outstanding                          $      1.20      $       1.63    $       1.63     $       1.63    $       1.87
                                           ============     ============    ============     ============    ============

Number of BACs outstanding                    5,258,268        5,258,268       5,258,268        5,258,268       5,258,268
                                           ============     ============    ============     ============    ============

Investment in real estate, before
  accumulated depreciation(1)              $ 82,190,763     $ 82,123,975    $ 91,576,714     $ 91,576,714    $ 91,576,714
                                           ============     ============    ============     ============    ============
Investment in real estate, before
  accumulated depreciation, per
  BAC outstanding                          $      15.47     $      15.46    $      17.24     $      17.24    $      17.24
                                           ============     ============    ============     ============    ============
Investment in mortgage revenue bonds
  and working capital loans(1)             $  8,254,707     $  8,254,707    $         --     $         --    $         --
                                           ============     ============    ============     ============    ============

Total assets                               $ 84,708,344     $ 87,296,032    $ 92,296,205     $ 97,929,180    $102,798,278
                                           ============     ============    ============     ============    ============

Total assets per BAC outstanding           $      15.95     $      16.50    $      17.38     $      18.44    $      19.35
                                           ============     ============    ============     ============    ============


        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

-----------------------

Financial Highlights - Continued
--------------------


                                                                     For the years ended December 31,
                                               1995            1994 (3)         1993             1992            1991
                                           ------------     ------------    ------------     ------------    ------------

Net assets                                 $ 78,830,457     $ 81,476,398    $ 86,878,511     $ 92,918,617    $ 99,301,738
                                           ============     ============    ============     ============    ============

Net assets per BAC outstanding             $      14.84     $      15.34    $      16.36     $      17.49    $      18.69
                                           ============     ============    ============     ============    ============


(1) Certain properties collateralizing the mortgage revenue bonds have been transferred by deed in lieu of foreclosure to nominees of the Partnership, subject to existing indebtedness, or considered in-substance foreclosed
     (ISF), generally as a result of defaults of the borrowers. As a result, the Partnership has accounted for these investments as investments in real estate for financial statement purposes. The Partnership recorded valuation adjustments representing the lower of (a) the carrying value of the loan and related accrued interest or (b) the estimated fair value of the property and other net assets of the property acquired in settlement of loans or in-substance foreclosed at the earlier of acquisition, development or construction (ADC) determination, transfer of the deed or when considered ISF. The valuation adjustments and the financial statement presentation are independent of the characterization of the bonds as loans for federal income tax purposes and the tax-exempt nature of the mortgage revenue bond interest. A reconciliation of the major differences between the financial statement net income and the municipal income for federal income tax purposes is contained in Note 6 to consolidated financial statements.

(2) Effective December 31, 1994, the Partnership reclassified its investment in Paces River 2 from real estate to a mortgage revenue bond and working capital loan, as further discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations.

(3)  Certain amounts have been reclassified to conform to 1995 presentation.


Market Data
-----------

     On July 1, 1993, the General Partner listed the BACs on the American Stock Exchange with a trading symbol of CRL. As of December 31, 1995, there were 5,258,268 BACs issued and outstanding. The following table sets forth the high and low closing sales price and the distributions per BAC during the periods indicated:

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

-----------------------

                                             1995
                          ------------------------------------------
                                Sales Price
                          ---------------------        Distributions
Quarter Ended               High          Low             per BAC
------------------        -------       -------        -------------
March 31                  $12 1/4       $10 1/4          $    0.30
June 30                    12 3/4        11 3/4               0.30
September 30               14            11 5/8               0.30
December 31                13 3/4        13 1/8               0.30
                                                         ---------
                                                         $    1.20
                                                         =========

                                             1994
                          ------------------------------------------
                                Sales Price
                          ---------------------        Distributions
Quarter Ended               High          Low             per BAC
------------------        -------       -------        -------------
March 31                  $13 3/8       $11 1/4          $    0.40
June 30                    12 3/4        11 3/4               0.41
September 30               12 3/8        10 5/8               0.41
December 31                10 7/8         9 1/4               0.41
                                                         ---------
                                                         $    1.63
                                                         =========

                                             1993
                          ------------------------------------------
                                Sales Price
                          ---------------------        Distributions
Quarter Ended               High          Low             per BAC
------------------        -------       -------        -------------
March 31                    N/A           N/A            $    0.40
June 30                     N/A           N/A                 0.41
September 30              $15           $11 1/2               0.41
December 31                13 1/2        11 3/8               0.41
                                                         ---------
                                                         $    1.63
                                                         =========

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-----------------------------------------------------------
     AND RESULTS OF OPERATIONS
     -------------------------

                                    Business
                                    --------

     Capital Realty Investors Tax Exempt Fund III Limited Partnership (the Partnership) was organized on September 1, 1987 under the Delaware Revised Uniform Limited Partnership Act and will continue until December 31, 2017, unless dissolved earlier in accordance with the Agreement of Limited Partnership. The Partnership was formed to acquire a portfolio of tax-exempt mortgage revenue bonds, issued by various state or local governments or their agencies or authorities and collateralized by non-recourse participating first mortgage loans on multifamily residential developments. Additionally, the Partnership was permitted to use up to 5% of its gross offering proceeds to make taxable working capital loans to borrowers to cover certain expenses which could not be financed from the proceeds of the mortgage revenue bonds.

     The Partnership commenced a public offering of Series A Beneficial Assignee Certificates (BACs) representing assignment of limited partnership interests in February 1988. As provided in the original offering, the Partnership could issue BACs in additional series at the discretion of the General Partner. As of December 31, 1995, 5,258,268 Series A BACs had been sold, representing total capital contributions of $131,456,700.

     On July 1, 1993, the General Partner listed the BACs on the American Stock Exchange (AMEX) with a trading symbol of CRL. The General Partner believes that the benefits to BAC Holders from listing the BACs on AMEX include increased liquidity and reduced transaction costs. However, a publicly traded partnership is treated as a corporation for income tax purposes unless it meets certain exceptions. In 1995, 1994 and 1993, the Partnership met these exceptions and was not taxed as a corporation.

     The Partnership's objectives have been to: (1) provide quarterly cash distributions that will be exempt from regular federal income tax from base interest on the mortgage revenue bonds; (2) provide additional cash distributions that will be exempt from regular federal income tax from payments of contingent interest on the mortgage revenue bonds which will be determined
(a) on the basis of the cash flow of the mortgaged properties, or (b) to the extent that cash flow is not sufficient to provide for the current payment of the maximum amount of contingent interest, on the basis of either (i) the net proceeds resulting from the sale of the mortgaged properties or (ii) the appraised value of the mortgaged properties upon repayment of the mortgage loans or remarketing of the mortgage revenue bonds; (3) in certain circumstances, provide additional taxable cash distributions from payments of interest on the working capital loans; and (4) preserve and protect the Partnership's capital. As of December 31, 1995, six of the eight properties securing the loans have been taken control of by nominees of the Partnership through deed in lieu of foreclosure or through transfer of partnership interests of the borrower (in the case of Geary Courtyard), subject to existing indebtedness, which resulted in significant valuation adjustments to the carrying values of these properties during 1991 and 1990. Although the Partnership will use diligent efforts to recover its investment, it is probable that the full amount of BAC Holder invested capital may not be recoverable on most of the bonds through net sale or refinancing proceeds as originally anticipated at the time of the BAC offerings. Consequently, it may be advisable, with BAC Holder consent, to hold certain of the properties beyond the maturity dates of the mortgage loans (1999 through

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-----------------------------------------------------------
     AND RESULTS OF OPERATIONS - Continued
     -------------------------

2000). Due to proposed Internal Revenue Service (IRS) regulations, the General Partner cannot be sure at this time how long the mortgage loans could be extended without triggering a deemed reissuance of the mortgage revenue bonds for federal income tax purposes. If an extension of the mortgage loan maturity dates is a deemed reissuance, it would most likely result in the loss of the tax-exempt status of the mortgage revenue bonds.

     Base interest income on the mortgage loans is funded from property operations, certain borrowers' operating deficit guarantees, and reserves, if any, established at the time of closing on the acquisition of the mortgage revenue bonds. If base interest payments cannot be fully satisfied, the General Partner evaluates various courses of action, including sale, recapitalization, loan modification, deed in lieu of foreclosure or foreclosure.

     A description of the portfolio securing the mortgage revenue bonds and working capital loans held by the Partnership is as follows:

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-----------------------------------------------------------
     AND RESULTS OF OPERATIONS - Continued
     -------------------------


                    Investment Information                                          Mortgage Information
-----------------------------------------------------------------      -------------------------------------------
                                                                        Permanent
                                                         Date of           Loan                              Loan
                                      No. of         Acquisition or    Origination                         Maturity
 Name and Location                 Rental Units       Construction         Date         Face Amount          Date
--------------------               ------------      --------------    ------------    --------------     ----------
Mortgage Revenue Bond and
  Working Capital Loan
-------------------------
PACES RIVER 2
  ROCK HILL, SC (2,4)                  230                  --            7/28/88       $  9,600,000       2/02/2000

Real Estate
-----------
ETHAN'S GLEN IIA
  KANSAS CITY, MO (1)                  242                2/88            8/18/88         10,525,000       3/31/2000
GEARY COURTYARD
  SAN FRANCISCO, CA (1,2)              164                2/89            8/18/88         18,900,000       9/01/2000
OCEAN WALK
  KEY WEST, FL (1)                     296                1/89            1/27/89         19,826,000       4/01/2000
REGENCY WOODS
  WEST DES MOINES, IA (1,2)            200                1/90            1/29/90          7,559,604       2/01/2000
VALLEY CREEK II
  WOODBURY, MN (1)                     177                5/89            2/21/89         10,100,000       7/01/2000
WASHINGTON RIDGE
  KNOXVILLE, TN (3)                    248                9/90           12/14/88         10,000,000       7/01/2000
WOODLANE PLACE
  WOODBURY, MN (1)                     216                2/88            9/16/88         14,000,000      11/01/1999
                                     -----                                              ------------
                                     1,773                                              $100,510,604
                                     =====                                              ============

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-----------------------------------------------------------
     AND RESULTS OF OPERATIONS - Continued
     -------------------------

                                                           Real Estate Information
                                   ------------------------------------------------------------------------------------------------
                                   Commencement                         Buildings       Carrying
                                        of                                and           Amount of
                                    Real Estate                         Personal       Investments
  Name of Location                  Accounting          Land            Property       at 12/31/95
--------------------               -------------     -----------       -----------     -----------
ETHAN'S GLEN IIA
  KANSAS CITY, MO (1)                  4/15/90       $   887,222       $ 8,943,985     $ 9,831,207
GEARY COURTYARD
  SAN FRANCISCO, CA (1,2)             12/31/90         2,679,666        16,716,243      19,395,909
OCEAN WALK
  KEY WEST, FL (1)                     9/30/91         3,580,530        13,387,656      16,968,186
REGENCY WOODS
  WEST DES MOINES, IA (1,2)           12/31/91           552,938         6,382,591       6,935,529
VALLEY CREEK II
  WOODBURY, MN (1)                    12/31/90           107,964         8,416,883       8,524,847
WASHINGTON RIDGE
  KNOXVILLE, TN (3)                   12/31/91         1,697,677         6,492,192       8,189,869
WOODLANE PLACE
  WOODBURY, MN (1)                    12/31/90           722,059        11,623,157      12,345,216
                                                     -----------       -----------     -----------
                                                     $10,228,056       $71,962,707      82,190,763
                                                     ===========       ===========

                            Less: Accumulated depreciation as of December 31, 1995     (14,171,745)
                                                                                       -----------
                                                                                       $68,019,018
                                                                                       ===========

(1) As discussed herein and in Notes 2 and 5 of the notes to consolidated financial statements, as of December 31, 1995, these properties are accounted for as real estate due to deeds in lieu of foreclosure or other transfers.

(2) The amount listed under face amount of mortgage includes both the first lien tax-exempt loan and the second lien working capital loan.

(3) This loan has the characteristics of real estate and, therefore, is accounted for as such in accordance with the policy discussed in Note 2 of the notes to consolidated financial statements.

(4) As discussed herein, effective December 31, 1994, the Paces River 2 investment is accounted for as an investment in mortgage revenue bond and working capital loan in the aggregate amount of $8,254,707.

     As illustrated in the table below, as of December 31, 1995, the Partnership accounts for all of its investments in mortgage revenue bonds and working capital loans, except Paces River 2, as real estate for financial statement purposes due to the receipt by nominees of the Partnership of deeds in lieu of

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-----------------------------------------------------------
     AND RESULTS OF OPERATIONS - Continued
     -------------------------

foreclosure or transfer of partnership interests or in accordance with the AICPA Notice of Practitioners-ADC Arrangements.

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-----------------------------------------------------------
     AND RESULTS OF OPERATIONS - Continued
     -------------------------

                                                                                              Change in
                                                                                              Management
                           Depletion of             Commencement                              Company to
                           Borrower and                  of              Date of           Affiliate of the
Name of Investment         Debt Service              Real Estate      Deed in Lieu           Partnerships
 Rental Property           Reserves (1)              Accounting        or Transfer        through 1/31/94(2)
------------------         ------------             ------------      -------------       ------------------
Ethan's Glen IIA               1993                   4/15/90           4/15/90(3)              6/01/92
Geary Courtyard                1991                  12/31/90           6/30/93(4)                N/A
Ocean Walk                     1992                   9/30/91           3/16/93(5)             11/01/93
Paces River 2                  1992                  12/31/91(7)          N/A  (6)                N/A
Regency Woods                  1995                  12/31/91           2/28/95(8)                N/A
Valley Creek II                1993                  12/31/90           1/02/93                 7/01/92
Washington Ridge                N/A                  12/31/91             N/A  (9)                N/A
Woodlane Place                 1991                  12/31/90           1/02/92                10/01/91


(1) Due to the depletion of borrower and debt service reserves, base interest payments made to the Partnership are solely in the form of cash flow from property operations.

(2) CRICO Management Corporation (CRICO) or CRICO Management of Minnesota, Inc. (CRICO Minnesota), affiliates of the General Partner, assumed property management responsibilities on the indicated dates. On February 1, 1994, CRICO and CRICO Minnesota contributed their property management contracts and personnel to CAPREIT Residential Corporation (Residential).
     Residential was formed by C.R.I., Inc. (CRI), the managing general partner of the General Partner, but on February 1, 1994, Residential was sold to AP CAPREIT, which is not currently owned or controlled by CRI and/or its affiliates.

(3) During 1990, the nominee limited partnership holding Ethan's Glen IIA was expanded so that two unaffiliated individuals acquired a 98.99% interest in the nominee as limited partners in consideration for certain capital contributions, plus their undertaking to form an investor limited partnership to admit additional partners in exchange for further capital contributions. In November 1991, the nominee partnership was further expanded to admit the investor partnership entity. The unaffiliated investor limited partners are presently in default with respect to the pay-in schedule and their interests were terminated effective March 14, 1996.

(4) In 1991, the Partnership entered into a workout agreement with the borrower pursuant to which the borrower would pay all cash flow to the Partnership, with certain agreed upon minimum performance goals. The borrower, at that time, deposited a deed in lieu of foreclosure in escrow that would be recorded if the borrower defaulted under the workout or failed to cure all arrearages by June 1, 1992. The borrower transferred its partnership interests in Geary Courtyard Associates, a California Limited Partnership, as a result of the default by the borrower on the loan workout agreement.

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-----------------------------------------------------------
     AND RESULTS OF OPERATIONS - Continued
     -------------------------

(5) A deed in lieu of foreclosure was obtained in exchange for a release of the General Partners' unsecured operating deficit guarantee.

(6) In March 1993, the Partnership finalized a three-year workout agreement (the Workout) with the borrower. The balance of the borrower's guarantee amount has been paid in full. The Workout required the borrower to pay the base interest on the tax-exempt loan in full on a monthly basis, while allowing all or a portion of the interest on the working capital loan to accrue (the amount adjusted annually). Upon the occurrence of a monetary default during the term of the Workout, the Partnership could direct the release of the deed currently held in escrow to be recorded in lieu of foreclosure. The borrower has complied with the terms of the Workout, which matured in March 1996.

(7) Effective December 31, 1994, the Paces River 2 investment is accounted for as an investment in mortgage revenue bond and working capital loan, as discussed below.

(8) Shortfalls in interest payments from Regency Woods were being paid from draws on a $250,000 irrevocable letter of credit. The Partnership drew down the full amount remaining under the letter of credit in January 1995, resulting in the default by the borrower on the working capital loan. The borrower transferred the property by deed in lieu of foreclosure to a nominee of the Partnership as of February 28, 1995.

(9) The borrower is paying full debt service solely from property operations. In the fourth quarter of 1994, the borrower informed the Partnership that the debt service coverage requirement had been met. Upon review of documentation from the borrower's independent accounting firm, the General Partner released the operating deficit guarantee on March 30, 1995. Contingent interest is being paid on a quarterly basis. This investment is accounted for as real estate due to ADC determination.

     The Partnership invested in eight Federally tax-exempt mortgage revenue bonds with an aggregate principal amount of $97,101,000 and made three working capital loans with an aggregate principal amount of $3,409,604. As of December 31, 1995, six properties collateralizing certain of the mortgage revenue bonds have been transferred by deed in lieu of foreclosure (or by transfer of partnership interests in the borrower entity) to nominees of the Partnership, subject to existing indebtedness. As a result, the Partnership accounts for these investments as real estate for financial statement purposes.
Additionally, the Partnership accounts for the Washington Ridge mortgage revenue bond as real estate in accordance with the American Institute of Certified Public Accountants (AICPA) Notice to Practitioners-ADC Arrangements. Accordingly, the consolidated balance sheets reflect these investments in the amounts of $68,019,018 and $70,780,645 as of December 31, 1995 and 1994,
respectively, net of accumulated depreciation. Additionally, the Partnership accounts for the investment in the Paces River 2 mortgage revenue bond and working capital loan as a security and a loan, respectively, with a combined recorded investment of $8,254,707 as of December 31, 1995 and 1994, as discussed below.

     In May 1993, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 115 "Accounting for Certain

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-----------------------------------------------------------
     AND RESULTS OF OPERATIONS - Continued
     -------------------------

Investments in Debt and Equity Securities" (SFAS 115). This statement requires that most investments in securities be classified into one of the following investment categories based upon circumstances under which securities might be sold: Held to Maturity, Available for Sale, and Trading. Generally, investments in securities for which an enterprise has both the ability and the intent to hold to maturity should be accounted for using the amortized cost method and all other securities must be recorded at their fair values.

     The Partnership originally accounted for the Paces River 2 mortgage revenue bond and working capital loan as loans. From December 31, 1991 to December 31, 1994, the Partnership accounted for the investments in Paces River 2 as real estate as they had been considered ISF. In 1993, the Partnership finalized a three-year workout agreement with Paces River 2 and in 1994, after a period of sustained performance under the workout agreement, reclassified its investments in Paces River 2 from real estate to a security and a loan.

     As of December 31, 1995 and 1994, the investment in Paces River 2 on the Partnership's consolidated balance sheets is comprised of an investment in mortgage revenue bond and working capital loan with a combined recorded investment of $8,254,707. The Partnership accounts for its investment in the Paces River 2 Mortgage Revenue Bond as Available for Sale since it may not have the ability to hold the mortgage revenue bond to maturity. There were no unrealized gains or losses recognized in 1995 and 1994, as the recorded investment of the mortgage revenue bond approximated market value. The mortgage revenue bond and working capital loan original principal balances are $8,750,000 and $850,000, respectively.

     Investments in mortgage revenue bonds that were previously accounted for as loans are accounted for as real estate on the earlier of the date of ADC determination, deed in lieu of foreclosure, transfer of partnership interests, or in-substance foreclosure (ISF), and were recorded at the lower of (a) the carrying value of the loan and related accrued interest or (b) the estimated fair value of the property, including other net assets of the property. The estimated fair values of the properties are the amounts the owners of the properties could reasonably expect to receive in an as-is sale between a willing buyer and a willing seller. The General Partner determined the estimated fair value of the properties acquired based upon information obtained from independent real estate appraisers and/or its own market analyses. To the extent fair value was less than carrying value, direct write-downs were recorded to establish a new cost basis for these assets. The Partnership continues to evaluate its recorded investment in the properties on a lower of cost or net realizable value basis, under the guidance of the American Institute of Certified Public Accounts (AICPA) Statement of Position 92-3 "Accounting for Foreclosed Assets" (SOP 92-3). The Partnership's net realizable value determination takes into account the Partnership's intention to hold these properties for the long term, if necessary, to recover its recorded investment. If the Partnership determines that its estimated net realizable value is less than the recorded investment in the property, an additional valuation adjustment is recorded if the decline is considered permanent. In March 1995, the FASB issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). This statement addresses how entities should measure impairment of long-lived assets. This statement is required to be implemented by the Partnership in 1996 and effectively supersedes the impairment guidance under SOP

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-----------------------------------------------------------
     AND RESULTS OF OPERATIONS - Continued
     -------------------------

92-3 for properties intended to be held long term. The adoption of SFAS 121 is not expected to have a material effect on the Partnership's consolidated financial statements. If the proposed merger, as discussed below, is not consummated, it may be necessary to hold the properties for longer periods within the terms of the mortgage revenue bonds, rather than the shorter existing loan terms, in which event investor approval will be sought.

     No valuation adjustments were necessary on the properties in 1995, 1994 or 1993.

     In connection with the transfers of properties to nominees of the Partnership, the Partnership obtained an opinion from its former independent accounting firm in July of 1991 that the reduction in pay rate and compounding of unpaid base interest at the original base interest rate would not cause a reissuance of the bonds under Section 103 of the Internal Revenue Code of 1986, as amended (the Code) (which would cause the bonds to lose their tax-exempt status). The Partnership also obtained opinions from certain bond counsel that certain transfers of the properties to Partnership nominees would not cause the Partnership to become a substantial user of the projects pursuant to Section 103 of the Code (which also could have caused the bonds to lose their tax-exempt status). The bond counsel opinions were obtained in connection with the Ethan's Glen IIA and Ocean Walk transfers.

     In 1991, the U. S. Supreme Court decided a case, Cottage Savings Association v. Commissioner (Cottage Savings), that could be interpreted to compromise the tax-exempt status of mortgage revenue bonds which have been modified. In response to this decision, in December 1992, the IRS issued proposed regulations in connection with the modification of debt instruments.
If the regulations are adopted in their present form, they would alter existing authority and curtail the type and extent of modifications that could be made by a bond owner/lender without adversely affecting the tax-exempt status of bonds. It is not clear at this time what effect the Cottage Savings decision or the proposed regulations may have on the Partnership with respect to the bonds secured by loans on properties currently held by nominees. The General Partner continues to believe that these bonds remain tax-exempt. The General Partner will continue its efforts, which include the transfer of title on the properties to nominees, in an attempt to protect the tax-exempt status of the bonds and the interest thereon. However, in light of the Cottage Savings decision and the proposed regulations, there can be no assurance that the General Partner will be successful in its efforts.

     In March 1995, the Partnership was notified by the Paces River 2 borrower that the property may not have been in compliance with the low to moderate income requirements under the tax-exempt bonds. The borrower had applied tenant certification criteria consistent with that used by state authorities. Further, state authorities had reviewed and approved the compliance on an annual basis. However, the borrower believed that certain technical aspects of the tenant certification criteria may not have been appropriately applied. The borrower met with the state authorities and determined the appropriate criteria. As of December 31, 1995, the borrower was in compliance with the requirements for tax-exempt status.

     The General Partner's ongoing strategy has been for the nominees to continue holding the properties acquired upon the defaults of the original

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-----------------------------------------------------------
     AND RESULTS OF OPERATIONS - Continued
     -------------------------

borrowers until the loan maturity dates. If the merger proposal, as discussed below, is approved, the interests of the BAC Holders will be redeemed. If the merger proposal is not approved, in order to maximize the overall yield, the General Partner may recommend, subject to satisfactory resolution of any issues relating to the tax-exempt status of the mortgage revenue bonds, for investor approval of the extension of certain loan maturity dates and, if approved, arrange for related amendments to the pertinent mortgage revenue bonds as needed.

     Following are updates of significant events affecting the Partnership's properties during 1995, 1994 and 1993:

     Ocean Walk
     ----------

          In March 1994, Ocean Walk experienced fire damage of approximately $135,000. The fire was caused by the negligence of a resident. The property's insurance carrier has covered the cost of the repairs less a minimal deductible. The cost of repairing the fire damage and the insurance carrier's reimbursement are reflected in rental expenses and rental revenue, respectively, in the 1994 consolidated statement of income. Repairs to the property relating to the fire damage were completed during 1994. In addition, the insurance carrier reimbursed the property approximately $27,000 in 1995 to cover lost rental revenue due to units taken off the market in 1994 as a result of the fire. As of December 31, 1994, all units were fully operational.

     Woodlane Place
     --------------

          In March 1994, the Partnership was notified by the management agent of Woodlane Place that certain buildings at the property experienced damage due to frost heaving. The cost to repair the damage of approximately $237,000, less a minimal deductible, was covered by the property's insurance carrier. The cost of repairing the damage and the insurance carrier's reimbursement are reflected in rental expenses and rental revenue, respectively, in the consolidated statement of income. These repairs were completed in 1994.

          The nominee owner hired an engineer to analyze the underlying problem of inadequate drainage at the property and to determine the number of affected buildings and the severity of the drainage problem. Based on this analysis, the costs associated with the correction of the drainage problem are expected to be approximately $300,000, and will not be covered by the property's insurance carrier. Property improvements relating to the drainage problem totalling approximately $67,000 and $29,000 were completed in 1995 and 1994, respectively, and are included in buildings and personal property in the consolidated balance sheets. The remaining repairs are expected to be completed in 1996 and 1997. As the remaining costs to correct the drainage problem are capitalizable, the consolidated financial statements do not include an adjustment for the remaining estimated costs. Due to the nature of the drainage problem, occupancy levels at the property are not expected to decrease as a result of the ongoing capital improvements. Funding for these capital improvements may be provided from

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-----------------------------------------------------------
     AND RESULTS OF OPERATIONS - Continued
     -------------------------

     the property's existing replacement reserves, future property cash flow, and/or a loan to the property from the working capital reserves of the Partnership.

          The Partnership has joined with the property's insurance carrier in a lawsuit against the original architect and general contractor of Woodlane Place. The Partnership has joined on a contingent basis, with no legal fees being incurred unless the Partnership receives a settlement or judgment, and with other legal expenses estimated to be less than $20,000. There is no assurance that the Partnership will receive any funds as a result of this lawsuit.

Merger Proposal
---------------

     On September 11, 1995, the Partnership and its General Partner entered into a merger agreement, subject to BAC Holder approval, with an affiliate of Capital Apartment Properties, Inc. (CAPREIT), a private real estate investment trust.
An affiliate of CAPREIT is the property manager for five of the eight properties securing the bonds held by the Partnership. If the merger proposal is approved by a majority vote of BAC Holders, all of the BACs in the Partnership will be redeemed for cash and the interests represented by such BACs will be canceled. On January 31, 1996, the agreement for the proposed merger was modified for the first time to improve the terms of the original proposal. Under the original proposal, the redemption amount per BAC was to be $14.360. Under the first modified agreement, the redemption amount per BAC was to be $15.1735, subject to adjustment but not less than $15.0372 or greater than $15.3098. On March 14, 1996, the merger agreement was modified for the second time to round the expected redemption amount per BAC from $15.1735 to $15.18, subject to adjustment for available cash as defined in the amended merger agreement, but not less than $15.04 or greater than $15.32. In addition, the redemption amounts will be reduced by the amount of court approved legal fees and expenses awarded to counsel of the plaintiffs in the putative class action suits described below. Such legal fees and expenses are not expected to exceed $0.16 per BAC.

     The BAC Holders will also vote upon the removal of the Partnership's General Partner immediately prior to consummation of the proposed merger and the election in its stead of a newly-formed wholly-owned subsidiary of CAPREIT. CAPREIT has agreed to pay the General Partner $500,000 in consideration for its 1.01% general partner interest in the Partnership. CAPREIT and/or its designee will also acquire an account receivable held by CRI and CRIIMI MAE Services Limited Partnership (CRIIMI), for the accrued mortgage servicing and administration fees on certain property mortgage loans of the Partnership. The general partner of CRIIMI is a subsidiary of CRIIMI MAE Inc., a publicly-traded company affiliated with the General Partners. Under the second modified agreement, CAPREIT will pay the discounted amount of $667,485 to CRI for its accrued fees, which represents approximately 42% of the total accrued fees owed to CRI by the Partnership. Also, CAPREIT will pay $566,676 to CRIIMI for its accrued fees, which represents all of the accrued fees which are expected to be owed to CRIIMI by the Partnership as of June 30, 1996. If the closing of the proposed merger does not occur by June 30, 1996, the amounts to be paid by CAPREIT to CRIIMI will increase, to reflect additional amounts currently being accrued for mortgage servicing and administration fees, at a rate of $47,223 per

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-----------------------------------------------------------
     AND RESULTS OF OPERATIONS - Continued
     -------------------------

month.

     Each of the nominee entities has agreed to either (a) sell, assign and transfer the partnership interests in, or the real property and other assets of, such nominee entities to CAPREIT or its designee for no additional consideration or (b) admit CAPREIT or its designee as the managing general partner, whereupon the general partner interests of the current general partners will be converted into limited partner interests, and CAPREIT will have the option to acquire all of the limited partner interests at any time within five years from the closing date of the merger at the then fair market value (defined as the proportionate interest of such limited partner in the fair market value of the partnership property as encumbered by the mortgage loans) thereof. Although such interests currently have nominal value, if the fair market value of the partnership properties increases prior to the time CAPREIT exercises its option, such increase in value may benefit the owners of the nominee entities.

     Consummation of the merger is contingent upon the approval of a majority of BAC Holders. The proposed merger is also contingent upon receiving a favorable opinion regarding the fairness of the redemption amount to BAC Holders from a financial point of view. A favorable opinion from an independent investment banking firm was issued on March 14, 1996. A proxy statement is expected to be issued to BAC Holders after it is filed with and clearance is received from the Securities and Exchange Commission (SEC). A preliminary proxy statement was
filed with the SEC on March 18, 1996.   This proxy statement includes a full
description of the proposed merger and the independent fairness opinion.

Litigation
----------

     On September 22, 1995, Irving Zakin commenced a putative class action (the Zakin Action) against the Partnership, its General Partner (CRITEF III Associates Limited Partnership), its Assignor Limited Partner (CRITEF III, Inc.), CRI, William B. Dockser, H. William Willoughby, Capital Realty Investors Tax Exempt Fund Limited Partnership, CRITEF Associates Limited Partnership, CRITEF, Inc., and CAPREIT (collectively, the Defendants) in the Court of Chancery of the State of Delaware in New Castle County (the Chancery Court) (C.A. No. 14558). The complaint alleges, among other things, that the amount offered to the BAC Holders in the proposed merger at the time the complaint was filed was inadequate, and that the Defendants breached their fiduciary duty to the BAC Holders, or aided and abetted such a breach, engaged in self-dealing and misled BAC Holders in connection with the proposed merger. The suit seeks to enjoin the proposed merger, to obtain damages in an unspecified amount for the BAC Holders, and to compel the Defendants to maximize the amount paid to the BAC Holders and consider unspecified alternatives to the proposed merger.

     On October 5, 1995, David and Johanna Wingard (the Wingard Action) commenced a second putative class action against the Defendants in the Chancery Court (C.A. No 14604). The complaint in the Wingard Action contains virtually the identical allegations and seeks virtually the identical relief as in the Zakin Action. A request to the Chancery Court has been made by the plaintiffs in both lawsuits to consolidate the two actions.

     On January 31, 1996, the Defendants and the plaintiffs and their respective attorneys reached a tentative settlement of the putative class actions which is

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-----------------------------------------------------------
     AND RESULTS OF OPERATIONS - Continued
     -------------------------

memorialized in a Memorandum of Understanding (the Memorandum), dated as of such date. The proposed settlement must be approved by the Chancery Court. The Memorandum contemplates the complete discharge, settlement and release of all claims that have been, could have been, or in the future might be asserted in any action or any other proceeding in connection with the proposed merger. The parties to the Memorandum will use their best efforts to execute an appropriate Stipulation of Settlement (the Stipulation) and such other documents as may be required in order to obtain approval by the Chancery Court of the settlement.

     The Defendants have denied, and continue to deny, that any of them have committed or threatened to commit any violations of law or breaches of duty to the BAC Holders. The Defendants have entered into the Memorandum solely because the proposed settlement would eliminate the burden and expense of further litigation and would facilitate the consummation of the proposed merger, which the General Partner believes to be in the best interest of the BAC Holders.

     In accordance with the Memorandum, the agreements for the proposed merger were amended to provide for the revised merger terms, as discussed above. Pursuant to the Memorandum, the plaintiffs' counsel will be entitled to apply to the Chancery Court for an award of reasonable attorneys' fees and expenses.
Such expenses are not expected to exceed $0.16 per BAC. These fees will reduce the redemption amounts to BAC Holders in connection with the proposed merger, as discussed. In the event that the proposed merger is not consummated, these fees will not be borne by the Partnership. As such, the Partnership's financial statements do not include any adjustment for these fees.

     Counsel for the plaintiffs have reviewed certain documents relating to the proposed mergers, and will have the opportunity to review and take depositions of representatives of the General Partner and CAPREIT. After such review, counsel for the plaintiffs shall have the right to terminate the settlement contemplated in the Memorandum, based on material information not presently available to them.

     After the Stipulation is executed, the parties will seek preliminary approval of the settlement by the Chancery Court and will then mail notice of the proposed settlement to members of the putative class. As soon as practicable following completion of the discovery described in the preceding paragraph and after class members have had a period of time to review the notice of proposed settlement, the parties will use their best efforts to obtain final Chancery Court approval of the settlement and the dismissal of the class actions as to all of the claims.

     On November 9, 1995, CRI filed a complaint against Capital Management Strategies, Inc. (CMS), a company controlled by Martin C. Schwartzberg, to determine the proper amount of fees to be paid in 1996 under an asset management agreement. CMS answered on January 10, 1996, but asserted no counterclaims.

     Thereafter, Mr. Schwartzberg launched a hostile consent solicitation to be designated as managing general partner of approximately 125 private partnerships sponsored by CRI. Mr. Schwartzberg is a former shareholder and executive officer of CRI who decided to leave the company as of January 1, 1990. In connection with his departure, he relinquished his general partner duties for all CRI-sponsored partnerships, including those of the General Partner. Mr. Schwartzberg has publicly stated that he is opposing the proposed merger until

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-----------------------------------------------------------
     AND RESULTS OF OPERATIONS - Continued
     -------------------------

the Partnership makes its financial statements and financial statements of the properties available. Such financial statements of the properties are included in the Form 8-K filed with the Securities and Exchange Commission on March 25, 1996.

     On January 18, 1996, Mr. Schwartzberg and CMS filed a complaint in the Circuit Court of Montgomery County, Maryland (the Circuit Court), against CRI and Messrs. Dockser and Willoughby alleging, among other things, (i) that CRI and Messrs. Dockser and Willoughby have breached an asset management agreement pursuant to which Mr. Schwartzberg's company, CMS, agreed to perform limited functions related to property-level issues for a portion of CRI's subsidized housing portfolio (but not properties securing the mortgage revenue bonds) by reducing the proposed budget for 1996, (ii) that the actions of CRI and Messrs. Dockser and Willoughby in connection with the proposed merger involve self-dealing and constitute a breach of their fiduciary duties to Mr. Schwartzberg, and (iii) that the actions in connection with the merger of CRIIMI MAE Inc. in June, 1995 involved self-interest and led in part to the proposed reduction of the asset management agreement budget. Neither the Partnership nor the General Partner was named as a defendant in this action, and Mr. Schwartzberg does not allege that he is a BAC Holder. Messrs. Dockser and Willoughby have entered an answer denying all of Mr. Schwartzberg's claims and moving to strike the allegations concerning the Partnership and CRIIMI MAE Inc. and dismiss the related counts for failure to state a claim upon which relief can be granted. Messrs. Dockser and Willoughby have publicly responded that Mr. Schwartzberg's suit is motivated by his budget dispute with CRI and personal animosity.

     On February 12, 1996, the Circuit Court issued a memorandum opinion and order enjoining CMS and Mr. Schwartzberg from disclosing information made confidential under the asset management agreement.

     On February 15, 1996, Mr. Schwartzberg filed suit in the Chancery Court against the General Partner and CRITEF III Associates Limited Partnership (No. 14837). He alleges that he has made demands upon the General Partner and CRITEF III Associates Limited Partnership, in his capacity as a general and limited partner of the General Partner and as a limited partner of CRITEF III Associates Limited Partnership, to inspect and obtain copies of a current list of the BAC Holders and other documents. He further alleges that his demands were rejected. On February 23, 1996, the General Partner and CRITEF III Associates Limited Partnership answered the complaint, admitting that his demands have been rejected and denying that Mr. Schwartzberg is entitled to the materials requested because, among other things, he lacks standing and proper purpose to inspect and obtain copies of the requested materials. A hearing was held on March 6 and 7, 1996 and it is expected that the Court will render a decision following submission of briefs by the parties.

     On February 16, 1996, the Partnership, together with the General Partner, Capital Realty Investors Tax Exempt Fund Limited Partnership and its general partner, CRI and CAPREIT (collectively, the Plaintiffs) filed suit against Mr. Schwartzberg in the United States District Court for the Southern District of New York (the District Court), No. 96 Civ. 1186 (LAK) (the New York Action). The complaint alleges that Mr. Schwartzberg is engaged in an unlawful solicitation of proxies of the BAC Holders through two press releases he issued in violation of the federal securities laws and rules promulgated by the SEC requiring definitive proxy materials to be filed with the SEC and delivered to

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-----------------------------------------------------------
     AND RESULTS OF OPERATIONS - Continued
     -------------------------

the BAC Holders. The complaint also alleges that Mr. Schwartzberg has made false and misleading statements in the solicitations concerning the terms of the proposed merger and the availability of certain financial information, and has falsely imputed base motives to the principals of the General Partner. On February 23, 1996, the District Court, without making a finding of fact, issued a temporary restraining order barring Mr. Schwartzberg from making any solicitation of the BAC Holders without first complying with the SEC rules pending a hearing on a proposed preliminary injunction. The District Court held a hearing on March 5, 1996, on the motion of preliminary injunction, and, pending a decision, continued the temporary restraining order.

     On March 18, 1996, the District Court issued its Opinion enjoining Mr. Schwartzberg from (1) making any further solicitation of BAC Holders without complying with the provisions of Regulation 14A under the Securities Exchange Act of 1934, and (2) committing any violation of Rule 14a-9 (regarding false or misleading statements) in connection with any solicitation relating to the Partnerships. The injunction was based on the District Court's findings of fact and conclusions of law, in which it stated that the Plaintiffs (including the Partnership) have established a strong likelihood of success on their claim that the press releases constitute a proxy solicitation in violation of securities laws and that the Plaintiffs are likely to establish that Mr. Schwartzberg acted with the requisite culpability with respect to at least some of the false statements made in his press releases. Also on March 18, 1996, Mr. Schwartzberg filed his answer to the complaint in the New York action, coupled with counterclaims against at least some of the Plaintiffs (the Partnership cannot determine from the pleadings exactly which parties are counter-defendants) alleging that three press releases issued by the General Partner of the Partnership constituted solicitations in violation of the same provisions of the Securities Exchange Act and that they were false and misleading. The counter-defendants deny the allegations.

     The Partnership Agreement provides that the costs incurred in connection with any litigation in which the Partnership is involved be borne by the Partnership itself. At this time, there is no estimate as to the timing or amount, if any, of the outcome of the New York Action, but the General Partners do not anticipate that the litigation will have an adverse affect on the Partnership.

                        Financial Condition and Liquidity
                        ---------------------------------

     The primary sources of the Partnership's future cash flows are expected to be from receipts of base interest on mortgage loans, which are dependent upon the net operating income of the properties. Therefore, the Partnership's investment in the mortgage revenue bonds and working capital loans is subject to the general risks inherent to the ownership of real property. These risks include reduction in rental income due to an inability to maintain occupancy levels, adverse changes in general economic conditions, and adverse changes in local conditions. The General Partner expects that the properties transferred to nominees of the Partnership, subject to existing indebtedness, will continue to generate sufficient cash flow to pay all operating expenses, meet escrow deposit requirements and pay some, but not all, of the base interest due to the Partnership. Other than the estimated $200,000 in remaining drainage correction costs relating to Woodlane Place, as discussed above, and approximately $180,000

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-----------------------------------------------------------
     AND RESULTS OF OPERATIONS - Continued
     -------------------------

in painting costs contracted at Ocean Walk in February 1996, the Partnership has no material commitments for capital expenditures.

     The Partnership expects to continue to make distributions to BAC Holders on a quarterly basis. The amended merger agreement stipulates that 1996 distributions cannot exceed ten cents per BAC per month. There are no other legal restrictions on the Partnership's present or future ability to make cash distributions other than as set forth in the amended merger agreement. The distributions to BAC Holders have been funded from three primary sources: cash flow from the underlying properties' operations, surplus working capital reserves of the Partnership, and funds from property reserves/borrower guarantees. However, because the surplus working capital reserves are almost depleted and property reserves/borrower guarantees were depleted during the first quarter of 1995, it is expected that distributions will be based primarily on cash flow from the Partnership's operations. Cash flow from the Partnership's operations consists of cash flow from six of the properties, plus specified interest payments from two properties and contingent interest from one property, supplemented by any available property reserves/borrower guarantees, less Partnership expenses. The General Partner seeks to optimize cash flow from the properties owned by nominees. Despite these efforts, the amounts paid to the Partnership from the properties' operations may be expected to fluctuate from period to period due to changes in occupancy rates, rental rates, operating expenses and other variables. Based upon the current operations of the Partnership, the General Partner expects the 1996 distribution to approximate $1.20 per BAC.

     The following distributions were paid or accrued to BAC Holders of record during 1995, 1994 and 1993:

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-----------------------------------------------------------
     AND RESULTS OF OPERATIONS - Continued
     -------------------------

                                     1995                         1994                          1993
                                Distributions to             Distributions to              Distributions to
                                   BAC Holders                  BAC Holders                   BAC Holders
                            -----------------------      ------------------------      ------------------------
    Quarter Ended              Total        Per BAC         Total         Per BAC         Total        Per BAC
----------------------      -----------     -------      -----------      -------      -----------     -------
March 31                    $ 1,577,480        0.30      $ 2,103,307      $  0.40      $ 2,106,988     $  0.40
June 30                       1,577,480        0.30        2,155,890         0.41        2,135,908        0.41
September 30                  1,577,480        0.30        2,155,890         0.41        2,141,693        0.41
December 31                   1,577,482        0.30        2,155,890         0.41        2,160,097        0.41
                            -----------     -------      -----------      -------      -----------     -------
     Total                  $ 6,309,922     $  1.20      $ 8,570,977      $  1.63      $ 8,544,686     $  1.63
                            ===========     =======      ===========      =======      ===========     =======


     Distributions to BAC Holders for the years ended December 31, 1995, 1994 and 1993 were funded as follows:

                                                                          For the years ended
                                                                               December 31,
                                                            ------------------------------------------------
                                                                1995              1994              1993
                                                            ------------      ------------      ------------
Cash Flow (1)                                               $  6,647,350      $  6,740,474      $  7,132,542

Net (deposits to) withdrawals from working
  capital/interest reserves                                     (273,048)        1,917,953         1,499,326 (2)
                                                            ------------      ------------      ------------
       Total cash available for distribution                $  6,374,302      $  8,658,427      $  8,631,868
                                                            ============      ============      ============
Distributions to:

  General Partner (1.01%)                                   $     64,380      $     87,450      $     87,182
                                                            ============      ============      ============
  BAC Holders (98.99%)                                      $  6,309,922      $  8,570,977      $  8,544,686
                                                            ============      ============      ============


(1)  As defined in the Limited Partnership Agreement.
(2) Excludes working capital loan advances and repayments of $153,000 and $83,939, respectively.

     Although distributions are paid on a quarterly basis, in July 1993, the Partnership began declaring distributions on a monthly basis as a result of listing the BACs on AMEX. Distributions to BAC Holders totalling $1,577,480 or $0.30 per BAC were declared for the quarter ending March 31, 1996, payable to

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-----------------------------------------------------------
     AND RESULTS OF OPERATIONS - Continued
     -------------------------

BAC Holders of record as of the last day of each month.

     As of December 31, 1995, the Partnership had cash and cash equivalents of $187,747, unrestricted marketable securities of $1,213,572 and restricted cash and cash equivalents of $1,561,442. Marketable securities consist of tax-exempt municipal bonds which generally contain a seven-day put option with established banks or brokerage houses. The Partnership classified its investments in marketable securities into the Available for Sale category under SFAS 115. Realized gains or losses on the sale of the marketable securities were determined on a specific identification basis. There were no net unrealized holding gains or losses recognized during 1995 and 1994 as the cost for the tax-exempt municipal bonds approximated market value throughout 1995 and 1994.

     The Partnership has working capital reserves which may be available for the ongoing costs of operating the Partnership, for supplementing distributions to investors and for making working capital loans to the borrowers. As of December 31, 1995 and 1994, the working capital reserves were $4,235,144 and $3,846,520, respectively, both of which exceed the Partnership's minimum working capital reserve balance of approximately $3,718,000. The minimum working capital reserve balance may be increased or decreased from time to time as deemed necessary by the General Partner. The surplus working capital reserve balance of approximately $517,000 as of December 31, 1995 may be used to supplement distributions to BAC Holders. Of the total distributions made during 1995, 1994 and 1993, $0, $1,917,953 and $1,499,326, respectively, were funded from the surplus working capital reserves.

     The Partnership established interest reserves which represent the General Partner's estimate of the total base interest on the investment in mortgage revenue bonds and working capital loans to be deferred during the deferral period, generally, the project construction period as defined by the respective loan agreements. The interest reserves also included debt service reserves established by the Partnership for six mortgage loans. Funds in the interest reserves are invested in tax-exempt municipal bonds with terms similar to the Partnership's marketable securities and are stated at their approximate market value. The interest reserves may be used to supplement distributions to BAC Holders in an amount sufficient to achieve an equivalent gross base interest rate as if the full amount of base interest had been paid to the Partnership during the deferral period. Interest reserves were $298,750 and $414,326 as of December 31, 1995 and 1994. There were no interest reserves established during 1995, 1994 or 1993. During 1995, 1994 and 1993, amounts of $115,576, $0 and
$15,000, respectively, were transferred to working capital reserves to fund distributions to BAC Holders from the debt service reserve or used to fund distributions to BAC Holders from the deferred interest reserve.

     As of December 31, 1995, the Partnership had aggregate investments in marketable securities (including those held in working capital and interest reserves) with the following maturities:

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-----------------------------------------------------------
     AND RESULTS OF OPERATIONS - Continued
     -------------------------

                 Amount            Maturity
               -----------         --------

               $  900,632          Within one year
                1,030,711          Between one and five years
                  690,000          Between five and ten years
                3,126,123          After ten years
               -----------
               $5,747,466
               ===========

     In December 1991, the FASB issued Statement of Financial Accounting Standards No. 107 "Disclosure about Fair Value of Financial Instruments" (SFAS
107). This statement requires the disclosure of fair value information about financial instruments for which it is practicable to estimate that value. As required, the Partnership implemented SFAS 107 in 1995. The Partnership has determined that the carrying amount of cash and cash equivalents and restricted cash and cash equivalents approximate fair value. The estimated fair value of marketable securities and working capital/interest reserves invested in marketable securities are based on the quoted market prices of these instruments at December 31, 1995. The estimated fair value of the Paces River 2 mortgage revenue bond and working capital loan is estimated by discounting cash flows expected to be received by the Partnership from this investment using current rates adjusted for credit risk.

     The following table presents information on the Partnership's financial instruments:

                                         Carrying         Estimated Fair
                                         Value at            Value at
                                     December 31, 1995   December 31, 1995
                                     -----------------   -----------------
     Cash and cash equivalents          $   187,747         $   187,747
     Restricted cash and cash
       equivalents                        1,561,442           1,561,442
     Marketable securities                1,213,572           1,211,462
     Working capital reserves
       invested in marketable
       securities                         4,235,144           4,227,782
     Interest reserves invested in
       marketable securities                298,750             298,231
     Mortgage revenue bond and
       working capital loan               8,254,707           8,254,707


     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements and distributions to BAC Holders. The Partnership's net cash provided by operating activities for 1995 and 1994, which consisted primarily of receipt of base interest on mortgage loans, was adequate to support operating requirements

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-----------------------------------------------------------
     AND RESULTS OF OPERATIONS - Continued
     -------------------------

and the payment of declared distributions to BAC Holders and the General Partner. The Partnership estimates that future cash flows from receipt of base interest on mortgage loans, in the aggregate, will be sufficient to pay operating expenses and make distributions to BAC Holders and the General Partner. Distributions to BAC Holders may be supplemented by withdrawals from working capital and interest reserves, as discussed above.

                              Results of Operations
                              ---------------------

     The Partnership's net income for 1995 increased from 1994 primarily due to the reclassification of the investment in Paces River 2 from real estate to security and working capital loan, as discussed above. The 1994 income from the Paces River 2 mortgage revenue bond and working capital loan was limited to the property's net rental income due to its classification as real estate in 1994. Contributing to the increase in net income was an increase in rental revenue as a result of increased occupancy and rental rates at certain properties, as well as a decrease in depreciation expense resulting from the use of an accelerated method for personal property. Partially offsetting the increase in net income were fees incurred by the Partnership for an independent fairness opinion in connection with the consideration to be received by BAC Holders in the proposed merger, as previously discussed.

     The Partnership's net income for 1994 increased compared to 1993 primarily as a result of an increase in net rental income. The net rental income of the properties increased principally as a result of an increase in rental rates and economic occupancy at certain properties, as well as insurance reimbursements received in 1994 for repairs to Ocean Walk and Woodlane Place, as discussed above. Contributing to the increase in net income was a decrease in depreciation expense as a result of the use of an accelerated method for personal property. Also contributing to the increase in net income was a decrease in general and administrative costs and professional fees primarily related to loan workout negotiations in 1993 concerning Paces River 2 and the transfer of the deed of Ocean Walk. Partially offsetting the increase in net income was an increase in rental expense resulting primarily from repairs relating to fire damage and frost heaving at Ocean Walk and Woodlane Place, respectively, as discussed above, as well as an increase in non-recurring repairs and maintenance, payroll expense and marketing fees at certain properties. Also partially offsetting the increase in net income was a decrease in other interest income resulting from less cash available for short-term investments.

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-----------------------------------------------------------
     AND RESULTS OF OPERATIONS - Continued
     -------------------------

     Presented below is a summary of the rental operations for the years ended December 31, 1995, 1994 and 1993 of each of the properties in which the Partnership has invested.

                          Average Physical Occupancy          Base Interest Paid From Properties' Operations(1,4)
                          --------------------------          ---------------------------------------------------
Name of Investment
 Rental Property          1995       1994       1993             1995(4)          1994            1993
------------------        ----       ----       ----          -----------      -----------     -----------
Ethan's Glen IIA           94%        92%        94%          $   754,900      $   776,803     $   811,075

Geary Courtyard            92%        89%        88%              762,000          601,329         687,267

Ocean Walk                 95%        94%        97%            1,648,840        1,571,022       1,560,048

Paces River 2              97%        97%        97%              795,522          743,314         706,634

Regency Woods              95%        95%        93%              463,362          544,268         538,836

Valley Creek II            97%        96%        95%              722,363          614,332         554,970

Washington Ridge(5)        95%        95%        94%              875,000          875,000         875,000

Woodlane Place             99%        97%        98%              954,478          979,747         880,463
                          ----       ----       ----          -----------      -----------     -----------
                           95%        95%        90%          $ 6,976,465      $ 6,705,815     $ 6,614,293
                          ====       ====       ====          ===========      ===========     ===========


        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-----------------------------------------------------------
     AND RESULTS OF OPERATIONS - Continued
     -------------------------

                                       Net Rental Operating Income (2)
                              ----------------------------------------------
Name of Investment
 Rental Property                 1995             1994             1993
------------------            -----------      -----------      -----------
Ethan's Glen IIA              $   873,716      $   790,845      $   774,122

Geary Courtyard                   864,522          783,771          580,464

Ocean Walk                      1,671,428        1,824,749        1,606,833

Paces River 2 (3)                      --          687,471          742,487

Regency Woods                     463,254          625,189          565,256

Valley Creek II                   756,189          673,774          614,947

Washington Ridge                1,001,816        1,024,343        1,006,807

Woodlane Place                  1,138,935          964,846        1,026,677
                              -----------      -----------      -----------
                              $ 6,769,860      $ 7,374,988      $ 6,917,593
                              ===========      ===========      ===========

(1) Exclusive of amounts paid to the Partnership from the properties' reserves and/or general partners of the borrowers. Such amounts were $17,834, $250,682 and $622,060, respectively, for the years ended December 31, 1995, 1994 and 1993. Although the Partnership accounted for seven of the eight mortgage loan investments and two of the three working capital loans as real estate for financial statement purposes, and reclassified the cash flow from these properties as rental income and expense, the Partnership continues to charge the borrowers and nominees interest under the terms of the original loans and interest on unpaid base mortgage interest.

(2) Calculated from the respective property's financial statements as net loss, adjusted for depreciation, amortization, mortgage loan interest and mortgage servicing and administration fees.

(3) Rental operating information is not provided for the Paces River 2 investment for 1995 because it is accounted for as an investment in mortgage revenue bond and working capital loan as of December 31, 1994.

(4) Excludes amounts received by the Partnership in January 1996 from the release of excess tax and insurance reserves relating to 1995. Such amounts received from Ethan's Glen IIA, Paces River 2 and Woodlane Place totalled $70,000, $12,000 and $23,000, respectively.

(5) Base interest paid from operations excludes amounts received by the Partnership for contingent interest. Such amounts were $70,549, $0 and $0 for the years ending December 31, 1995, 1994 and 1993, respectively.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

To the Partners and Beneficial Assignee Certificate Holders of
  Capital Realty Investors Tax Exempt Fund III Limited Partnership:

     We have audited the accompanying consolidated balance sheets of Capital Realty Investors Tax Exempt Fund III Limited Partnership (the Partnership, a Delaware limited partnership) as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in partners' capital (deficit) and cash flows for the years ended December 31, 1995, 1994 and 1993. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain borrowers (Washington Ridge in 1995 and Washington Ridge and Regency Woods in 1994 and
1993) which received the proceeds of the Partnership's investments in mortgage revenue bonds, which combined statements reflect total assets of 8 percent and 15 percent, respectively of 1995 and 1994 consolidated totals, and total revenues of 13 percent, 19 percent and 21 percent, respectively, of 1995, 1994 and 1993 consolidated totals. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these borrowers, is based solely on the reports of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capital Realty Investors Tax Exempt Fund III Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years ended December 31, 1995, 1994 and 1993, in conformity with generally accepted accounting principles.


                                                  Arthur Andersen LLP

Washington, D.C.
March 18, 1996

         CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                            CONSOLIDATED BALANCE SHEETS

                                      ASSETS

                                                                                      As of December 31,
                                                                                -------------------------------
                                                                                    1995             1994
                                                                                ------------     ------------
Investments in Real estate:
    Land                                                                        $ 10,228,056     $ 10,228,056
    Buildings and personal property                                               71,962,707       71,895,919
                                                                                ------------     ------------
                                                                                  82,190,763       82,123,975
    Less:  accumulated depreciation                                              (14,171,745)     (11,343,330)
                                                                                ------------     ------------
                                                                                  68,019,018       70,780,645
  Mortgage revenue bond and working capital loan                                   8,254,707        8,254,707
                                                                                ------------     ------------
                                                                                  76,273,725       79,035,352

Cash and cash equivalents                                                            187,747          100,513
Restricted cash and cash equivalents                                               1,561,442        1,345,940
Marketable securities                                                              1,213,572        1,707,572
Working capital reserves invested in marketable securities                         4,235,144        3,846,520
Interest reserves invested in marketable securities                                  298,750          414,326
Receivables and other assets                                                         937,964          845,809
                                                                                ------------     ------------
     Total assets                                                               $ 84,708,344     $ 87,296,032
                                                                                ============     ============

                     LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)


Distributions payable                                                           $  1,593,577     $  2,177,886
Deferred revenue                                                                   1,526,429        1,507,697
Accrued mortgage administration and servicing fees due to
  related parties                                                                  1,667,032        1,172,173
Other liabilities related to real estate operations                                  697,504          815,924
Accounts payable and accrued expenses                                                393,345          145,954
                                                                                ------------     ------------
     Total liabilities                                                             5,877,887        5,819,634
                                                                                ------------     ------------

Partners' capital (deficit):
  General Partner                                                                   (409,340)        (382,616)
  Beneficial Assignee Certificates (BACs) - 5,258,268 BACs
    issued and outstanding                                                        79,239,797       81,859,014
                                                                                ------------     ------------
     Total partners' capital                                                      78,830,457       81,476,398
                                                                                ------------     ------------

     Total liabilities and partners' capital                                    $ 84,708,344     $ 87,296,032
                                                                                ============     ============

                          The accompanying notes are an integral
                     part of these consolidated financial statements.

         CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                         CONSOLIDATED STATEMENTS OF INCOME


                                                                 For the years ended December 31,
                                                             1995                 1994             1993
                                                          -----------          -----------     ------------
Income from investment in real estate:
  Rental revenue                                          $13,065,907          $14,367,365     $13,433,679
  Rental expense                                           (6,844,178)          (7,634,048)     (7,144,288)
  Depreciation                                             (2,828,415)          (3,303,417)     (3,466,782)
                                                          -----------          -----------     -----------
  Net rental income                                         3,393,314            3,429,900       2,822,609

  Mortgage revenue bond and working capital loan              876,359                   --              --
                                                          -----------          -----------     -----------
                                                            4,269,673            3,429,900       2,822,609
                                                          -----------          -----------     -----------
Other income (expenses):
  Other interest income                                       175,506              214,004         345,366
  Merger-related expenses                                    (338,559)                  --              --
  General and administrative                                 (297,001)            (314,850)       (446,474)
  Professional fees                                           (81,258)             (72,740)       (111,222)
  AMEX Listing                                                     --                   --         (18,517)
                                                          -----------          -----------     -----------
                                                             (541,312)            (173,586)       (230,847)
                                                          -----------          -----------     -----------
Net income                                                $ 3,728,361          $ 3,256,314     $ 2,591,762
                                                          ===========          ===========     ===========

Net income allocated to General Partner (1.01%)           $    37,656          $    32,889     $    26,177
                                                          ===========          ===========     ===========

Net income allocated to BAC Holders (98.99%)              $ 3,690,705          $ 3,223,425     $ 2,565,585
                                                          ===========          ===========     ===========

Net income per BAC                                        $      0.70          $      0.61     $      0.49
                                                          ===========          ===========     ===========

BACs outstanding                                            5,258,268            5,258,268       5,258,268
                                                          ===========          ===========     ===========














                           The accompanying notes are an integral
                     part of these consolidated financial statements.

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

              For the years ended December 31, 1995, 1994 and 1993


                                                           Beneficial
                                                            Assignee
                                                          Certificate           General
                                                            Holders             Partner           Total
                                                          ------------         ----------      ------------
Balance, December 31, 1992                                $ 93,185,667         $ (267,050)     $ 92,918,617

  Distributions of $1.63 per BAC (including return
    of capital of $1.14 per BAC)                            (8,544,686)           (87,182)       (8,631,868)

  Net income                                                 2,565,585             26,177         2,591,762
                                                          ------------         ----------      ------------
Balance, December 31, 1993                                  87,206,566           (328,055)       86,878,511

  Distributions of $1.63 per BAC (including return
    of capital of $1.02 per BAC)                            (8,570,977)           (87,450)       (8,658,427)

  Net income                                                 3,223,425             32,889         3,256,314
                                                          ------------         ----------      ------------
Balance, December 31, 1994                                  81,859,014           (382,616)       81,476,398

  Distributions of $1.20 per BAC (including return
    of capital of $0.50 per BAC)                            (6,309,922)           (64,380)       (6,374,302)

  Net income                                                 3,690,705             37,656         3,728,361
                                                          ------------         ----------      ------------
Balance, December 31, 1995                                $ 79,239,797         $ (409,340)     $ 78,830,457
                                                          ============         ==========      ============





















                           The accompanying notes are an integral
                      part of these consolidated financial statements.

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 For the years ended December 31,
                                                              1995                 1994            1993
                                                          ------------         ------------    ------------
Cash flows from operating activities:
  Net income                                              $  3,728,361         $  3,256,314    $  2,591,762
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation                                           2,828,415            3,303,417       3,466,782
      Changes in assets and liabilities:
        (Increase) decrease in restricted cash
          and cash equivalents                                (215,502)            (135,456)        577,009
        (Increase) decrease in receivables and other
          assets                                               (92,155)            (153,080)         61,100
        Increase in deferred revenue                            18,732              185,541         252,996
        Increase in accrued mortgage administration
          and servicing fees due to related parties            494,859              497,498         416,811
        (Decrease) increase in other liabilities
          related to real estate operations                   (118,420)              92,627        (277,563)
        Increase (decrease) in accounts payable and
          accrued expenses                                     247,391                 (231)          3,203
                                                          ------------         ------------    ------------
        Net cash provided by operating activities            6,891,681            7,046,630       7,092,100
                                                          ------------         ------------    ------------
Cash flows from investing activities:
  Purchase of personal property                                (66,788)            (297,261)             --
  Sale of marketable securities                             12,938,223           10,618,490      14,418,516
  Purchase of marketable securities                        (12,444,223)         (10,589,456)    (14,398,858)
  Deposits to working capital reserves invested
    in marketable securities                                  (539,995)                  --         (98,939)
  Withdrawals from working capital reserves invested
    in marketable securities                                   151,371            1,917,953       1,652,326
  Withdrawals from interest reserves invested
    in marketable securities                                   115,576                   --          15,000
                                                          ------------         ------------    ------------
       Net cash provided by investing activities               154,164            1,649,726       1,588,045
                                                          ------------         ------------    ------------
Cash flows from financing activities:
  Distributions to BAC Holders and General Partner          (6,958,611)          (8,662,676)     (8,620,184)
                                                          ------------         ------------    ------------
Net increase in cash and cash equivalents                       87,234               33,680          59,961

Cash and cash equivalents, beginning of year                   100,513               66,833           6,872
                                                          ------------         ------------    ------------
Cash and cash equivalents, end of year                    $    187,747         $    100,513    $     66,833
                                                          ============         ============    ============







                         The accompanying notes are an integral
                    part of these consolidated financial statements.

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization

     Capital Realty Investors Tax Exempt Fund III Limited Partnership (the Partnership) was organized on September 1, 1987 under the Delaware Revised Uniform Limited Partnership Act and will continue until December 31, 2017, unless dissolved earlier in accordance with the Agreement of Limited Partnership. The Partnership was formed to acquire a portfolio of tax-exempt mortgage revenue bonds, issued by various state or local governments or their agencies or authorities and collateralized by nonrecourse participating first mortgage loans on multifamily residential developments. Additionally, the Partnership was permitted to use up to 5% of its gross offering proceeds to make taxable working capital loans to borrowers to cover certain expenses which could not be financed from the proceeds of the mortgage revenue bonds.

     The Partnership received initial capital contributions from the General Partner and the Assignor Limited Partner. The General Partner is CRITEF III Associates Limited Partnership (CRITEF III Associates) whose managing general partner is C.R.I., Inc. (CRI). The limited partners of CRITEF III Associates include the shareholders of CRI and a general partnership comprised of certain current and former employees of CRI and others. The Assignor Limited Partner is CRITEF III, Inc. whose outstanding shares of stock are owned by the shareholders of CRI. The Assignor Limited Partner has assigned certain of the ownership attributes of its limited partnership interest, including rights to a percentage of the income, gains, losses, deductions and distributions of the Partnership, to the purchasers of the Beneficial Assignee Certificates (BACs) on the basis of one unit of limited partnership interest for one BAC.

     A Form S-11 Registration Statement was filed with the Securities and Exchange Commission (SEC) and became effective on February 3, 1988 for a maximum offering of 10,000,000 BACs at $25 per BAC. The Registration Statement provided, as was allowed for in the Limited Partnership Agreement, that the BACs could be issued in series at the discretion of the General Partner. On February 8, 1989, CRITEF III Series A completed its tenth and final investor closing after raising $131,456,700 from the sale of 5,258,268 BACs. The Partnership suspended selling the remaining 4,741,732 BACs as Series B effective April 3, 1989. All funds held in escrow pending issuance of the Series B BACs were refunded to investors. On February 28, 1990, Post-Effective Amendment No. 3 was filed at the SEC deregistering the Partnership's remaining unsold BACs.

     On July 1, 1993, the General Partner listed the BACs on the American Stock Exchange (AMEX) with a trading symbol of CRL. The General Partner believes that the benefits to BAC Holders from listing the BACs on AMEX include increased liquidity and reduced transaction costs. However, a publicly traded partnership is treated as a corporation for income tax purposes unless it meets certain exceptions. In 1995, 1994 and 1993, the Partnership met these exceptions and was not taxed as a corporation.

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   Summary of significant accounting policies

     a.   Method of accounting
          --------------------

          The consolidated financial statements of the Partnership are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.

          The Partnership's consolidated balance sheets reflect the financial position of seven properties for the dates presented. The Partnership's consolidated statements of income include the rental income, rental expenses and depreciation of the seven properties, exclusive of debt-service due to the Partnership due to receipt of deeds in lieu of foreclosure or transfer of partnership interests (for Geary Courtyard), subject to the existing indebtedness by nominees of the Partnership, or upon acquisition, development or construction (ADC) determination. One property, Paces River 2, is not included in this consolidation, as discussed below.

     b.   Use of estimates
          ----------------

          In preparing consolidated financial statements in conformity with generally accepted accounting principles, the Partnership is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

     c.   Investments in mortgage revenue bonds and working capital loans
          ---------------------------------------------------------------

          The Partnership accounts for its investment in mortgage revenue bonds in accordance with the American Institute of Certified Public Accountants (AICPA) "Notice to Practitioners - ADC Arrangements" (the Notice). Under the Notice, loans qualifying as ADC arrangements follow real estate or joint venture accounting policies if the lender effectively has the risks and rewards of an owner or investor in real estate. Generally, the lender has the same risks and rewards as an owner or investor if the borrower has little or no equity in the project and if the lender expects to participate in residual profits (as defined in the Notice) of the project. The Ocean Walk, Regency Woods, Valley Creek II, and Washington Ridge investments originally qualified as ADC arrangements. However, nominees of the Partnership received deeds in lieu of foreclosure, subject to existing indebtedness, on all of these investments, except Washington Ridge, from 1993 through 1995. The Partnership continues to account for the Washington Ridge investment as real estate due to ADC determination.

          In May 1993, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). This statement requires that most investments in securities be classified into one of the following investment categories based upon circumstances under which securities might be sold: Held to Maturity, Available for Sale, and Trading. Generally, investments in securities for which an enterprise has both the ability and the intent to hold to maturity should be accounted for using the amortized cost method and all other securities must be recorded at their fair values.

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   Summary of significant accounting policies - Continued

          The Partnership originally accounted for the Paces River 2 mortgage revenue bond and working capital loan as loans. From December 31, 1991 to December 31, 1994, the Partnership accounted for its investments in Paces River 2 as real estate as they had been considered ISF. In 1993, the Partnership finalized a three-year workout agreement with Paces River 2 and in 1994, after a period of sustained performance under the workout agreement, reclassified its investments in Paces River 2 from real estate to a security and a loan.

          As of December 31, 1995 and 1994, the investment in Paces River 2 on the Partnership's consolidated balance sheets is comprised of an investment in mortgage revenue bond and working capital loan with a combined recorded investment of $8,254,707. The Partnership accounts for its investment in the Paces River 2 mortgage revenue bond as Available for Sale since it may not have the ability to hold the Mortgage Revenue Bond to maturity. There were no unrealized gains or losses recognized in 1995 and 1994, as the recorded investment of the mortgage revenue bond approximated market value. The mortgage revenue bond and working capital loan original principal balances are $8,750,000 and $850,000, respectively.

     d.   Investment in real estate
          -------------------------

          As further described in Note 5, as of December 31, 1995, the Partnership accounts for all of its investments in mortgage revenue bonds, except Paces River 2, as real estate. Investments in mortgage revenue bonds that were previously accounted for as loans are accounted for as real estate on the earlier of the date of ADC determination, deed in lieu of foreclosure, transfer of partnership interests, or ISF, and are recorded at the lower of (a) the carrying value of the loan and related accrued interest or (b) the estimated fair value of the property, including other net assets of the property. The estimated fair values of the properties are the amounts the owners of the properties could reasonably expect to receive in an as-is sale between a willing buyer and a willing seller. The General Partner determined the estimated fair value of the properties acquired based upon information obtained from independent real estate appraisers and/or its own market analyses. To the extent fair value was less than carrying value, direct write-downs were recorded to establish a new basis for these assets.

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   Summary of significant accounting policies - Continued

          The Partnership continues to evaluate its recorded investment in the properties on a lower of cost or net realizable value basis, under the guidance of the American Institute of Certified Public Accountants (AICPA) Statement of Position 92-3 "Accounting for Foreclosed Assets" (SOP 92-3). The Partnership's net realizable value determination takes into account the Partnership's intention to hold these properties for the long term, if necessary, to recover its recorded investment. If the Partnership deter-mines that its estimated net realizable value is less than the recorded investment in the property, an additional valuation adjustment is recorded if the decline is considered permanent. In March 1995, the FASB issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). This statement addresses how entities should measure impairment of long-lived assets. This statement is required to be implemented by the Partnership in 1996 and effectively supersedes the impairment guidance under SOP 92-3 for properties intended to be held long term. The adoption of SFAS 121 is not expected to have a material effect on the Partnership's consolidated financial statements. If the proposed merger, as discussed in Note 7, is not consummated, it may be necessary to hold the properties through longer periods within the terms of the mortgage revenue bonds, rather than the shorter existing loan terms, in which event investor approval will be sought.

     e.   Depreciation
          ------------

          Depreciation of real estate is based on the estimated useful lives of the properties, which consist of 27.5 years for building and 7 years for personal property. The straight-line method is used for building, and the double declining balance method is used for personal property.

     f.   Cash and cash equivalents
          -------------------------

          Cash and cash equivalents consist of tax-exempt money market funds with original maturities of three months or less.

     g.   Restricted cash and cash equivalents
          ------------------------------------

          Restricted cash and cash equivalents consist of the following funds obtained from the former borrowers on the Ethan's Glen IIA, Woodlane Place, Valley Creek II, Ocean Walk, Geary Courtyard and Regency Woods loans in connection with the actual transfer of the properties to nominees of the Partnership, subject to existing indebtedness: escrow deposits restricted for tax and insurance payments and for replacement of fixed assets. These accounts were established under the terms of the original mortgage loans and escrow agreements and are maintained in interest-bearing savings and money market accounts.

     h.   Marketable securities
          ---------------------

          Marketable securities, consisting of tax-exempt municipal bonds with carrying amounts of $1,213,572 and $1,707,572 as of December 31, 1995 and 1994, respectively, are stated at their approximate market value. The Partnership has the option to resell certain bonds to the seller on seven

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   Summary of significant accounting policies - Continued

     days' notice at the bonds' par value. Proceeds from the sale of marketable securities totalled $13,205,170, $12,536,443 and $16,085,842 for the years ended December 31, 1995, 1994 and 1993, respectively. Realized gains and losses on these sales were determined on a specific identification basis. The interest rate on the bonds is generally adjusted weekly.

          The Partnership has classified its investments in marketable securities into the Available for Sale category under SFAS 115. There were no net unrealized holding gains or losses recognized during 1995 and 1994 as the cost for the tax-exempt municipal bonds approximated market value throughout 1995 and 1994.

          As of December 31, 1995, the Partnership had aggregate investments in marketable securities (including those held in working capital and interest reserves, as discussed below) with the following maturities:

                 Amount            Maturity
               -----------         --------

               $  900,632          Within one year
                1,030,711          Between one and five years
                  690,000          Between five and ten years
                3,126,123          After ten years
               -----------
               $5,747,466
               ===========

     i.   Working capital reserves
          ------------------------

          The Partnership has working capital reserves which may be available for the ongoing costs of operating the Partnership, for supplementing distributions to investors and for making working capital loans to the borrowers. As of December 31, 1995 and 1994, the working capital reserves were $4,235,144 and $3,846,520, respectively, both of which exceed the Partnership's minimum working capital reserve balance of approximately $3,718,000. The minimum working capital reserve balance may be increased or decreased from time to time as deemed necessary by the General Partner. The surplus working capital reserve balance of approximately $517,000 as of December 31, 1995 may be used to supplement distributions to BAC Holders. Of the total distributions made during 1995, 1994 and 1993, $0, $1,917,953 and $1,499,326, respectively, were funded from the surplus working capital reserves.

     j.   Interest reserves
          -----------------

          The Partnership established interest reserves which represent the General Partner's estimate of the total base interest on the investment in mortgage revenue bonds and working capital loans to be deferred during the deferral period, generally, the project construction period as defined by the respective loan agreements. The interest reserves also included debt service reserves established by the Partnership for six mortgage loans. Funds in the interest reserves are invested in tax-exempt municipal bonds with terms similar to the Partnership's marketable securities and are stated at their approximate market value. The interest reserves may be used to supplement distributions to BAC Holders in an amount sufficient to

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   Summary of significant accounting policies - Continued

     achieve an equivalent gross base interest rate as if the full amount of base interest had been paid to the Partnership during the deferral period. Interest reserves were $298,750 and $414,326 as of December 31, 1995 and 1994. There were no interest reserves established during 1995, 1994 or 1993. During 1995, 1994 and 1993, amounts of $115,576 and $0 and $15,000, respectively, were transferred to working capital reserves to fund distributions to BAC Holders from the debt service reserve or used to fund distributions to BAC Holders from the deferred interest reserve.

     k.   Fair value of financial instruments
          -----------------------------------

          In December 1991, the FASB issued Statement of Financial Accounting Standards No. 107 "Disclosure about Fair Value of Financial Instruments" (SFAS 107). This statement requires the disclosure of fair value information about financial instruments for which it is practicable to estimate that value. As required, the Partnership implemented SFAS 107 in 1995. The Partnership has determined that the carrying value of cash and cash equivalents and restricted cash and cash equivalents approximate fair value. The estimated fair value of marketable securities and working capital/interest reserves invested in marketable securities are based on the quoted market prices of these instruments at December 31, 1995. The estimated fair value of the Paces River 2 mortgage revenue bond and working capital loan is estimated by discounting cash flows expected to be received by the Partnership from this investment using current rates adjusted for credit risk.

          The following table presents information on the Partnership's financial instruments:

                                         Carrying         Estimated Fair
                                         Value at            Value at
                                     December 31, 1995   December 31, 1995
                                     -----------------   -----------------
     Cash and cash equivalents          $   187,747         $   187,747
     Restricted cash and cash
       equivalents                        1,561,442           1,561,442
     Marketable securities                1,213,572           1,211,462
     Working capital reserves
       invested in marketable
       securities                         4,235,144           4,227,782
     Interest reserves invested in
       marketable securities                298,750             298,231
     Mortgage revenue bond and
       working capital loan               8,254,707           8,254,707


     l.   Consolidated Statements of Cash Flows
          -------------------------------------

          The consolidated statements of cash flows are intended to reflect only cash receipt and cash payment activity; therefore, the statements do not reflect non-cash investing and financing activities that affect the

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   Summary of significant accounting policies - Continued

     consolidated balance sheets. Investments in mortgage revenue bonds and working capital loans which, through deeds in lieu of foreclosures or other transfers, resulted in ownership of the underlying properties by nominees of the Partnership, subject to existing indebtedness, represent non-cash investing activities for financial statement purposes.

     m.   Income taxes
          ------------

          No provision has been made for federal, state or local income taxes in the consolidated financial statements since the General Partner and the BAC Holders are required to report on their individual tax returns their allocable share of taxable income, gains, losses, deductions and credits of the Partnership. For federal income tax purposes, the Partnership's investment in mortgage revenue bonds and working capital loans is carried at cost in the aggregate amount of $100,510,604 as of both December 31, 1995 and 1994, since they are interest-only loans. Interest income from the mortgage revenue bonds is exempt from regular federal income tax, as discussed in Notes 5 and 6.

     n.   Net income and distributions per BAC
          ------------------------------------

          Net income and distributions per BAC represent 98.99% of net income and distributions declared, respectively, divided by the number of BACs outstanding during the year.

     o.   Reclassifications
          -----------------

          Certain amounts in the consolidated financial statements for the years ended December 31, 1994 and 1993 have been reclassified to conform with the 1995 presentation.

3.   Related-party transactions

     The General Partner has the authority and responsibility for, among other things, the overall management and control of the Partnership. The General Partner and its affiliates do not receive any fees from the Partnership for their services to the Partnership, but are reimbursed by the Partnership for any actual costs and expenses incurred in connection with the operation of the Partnership. During 1995, 1994 and 1993, $188,546, $191,411 and $163,540,
respectively, were reimbursed for such costs and are included in general and administrative expense and merger- related expense in the consolidated statements of income.

     CRICO Mortgage Company, Inc. (CRICO Mortgage), a former affiliate of the General Partner, was entitled to annual mortgage administration and servicing fees from the borrowers which were payable from operating revenues each month after payment of full base interest on the mortgage loans. On June 30, 1995, CRICO Mortgage merged with and into CRIIMI MAE Services Limited Partnership (CRIIMI), an affiliate of CRIIMI MAE Inc., a publicly traded real estate investment trust (the REIT). The REIT was originally sponsored by CRI, the general partner of the General Partner, but is not controlled by CRI, although the CRI stockholders are directors, officers and major stockholders of the REIT. Pursuant to the REIT merger agreement, the right to receive the accrued and unpaid mortgage administration and servicing fees as of the date of the REIT

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   Related-party transactions - Continued

merger was distributed by CRICO Mortgage to its shareholders and contributed by them to CRI. After June 30, 1995, the mortgage administration and servicing are being performed by CRIIMI and mortgage administration and servicing fees are payable to that entity. The merger did not result in any increase in fees or changes in the amount of fees which are currently payable.

     The following unpaid fees, including those relating to Paces River 2, were due to CRI/CRICO Mortgage and CRIIMI as of December 31, 1995 and 1994:

                                                   As of December 31,
                                                  1995           1994
                                               -----------    -----------
CRI/CRICO Mortgage                             $ 1,578,694    $ 1,307,173
CRIIMI                                             283,338             --
                                               -----------    -----------
     Total                                     $ 1,862,032    $ 1,307,173
                                               ===========    ===========

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

     In connection with the amended merger agreement entered into by the Partnership, as discussed in Note 7, the unpaid fees will be purchased from CRI for the discounted amount of $667,485, which represents approximately 42% of the total accrued fees owed to CRI. In addition, unpaid fees will be purchased by CAPREIT from CRIIMI for $556,674, which represents all of the accrued fees which are expected to be owed to CRIIMI by the Partnership as of June 30, 1996. The proposed purchase price for CRIIMI's portion remains in effect until June 30, 1996. If the proposed merger is not consummated by such date, the purchase price of CRIIMI's portion will be adjusted upward at a rate of $47,223 per month.

     Fees paid by the borrowers to CRI/CRICO Mortgage and CRIIMI for the years ended December 31, 1995, 1994 and 1993 were as follows:

                                      For the years ended December 31,
                                   1995           1994           1993
                                -----------    -----------    -----------
CRI/CRICO Mortgage              $    49,312    $   144,175    $   212,359
CRIIMI                               37,500              -              -
                                -----------    -----------    -----------
     Total                      $    86,812    $   144,175    $   212,359
                                ===========    ===========    ===========

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   Related-party transactions - Continued

     CRICO Management Corporation (CRICO), an affiliate of the General Partner, assumed the property management responsibilities for Woodlane Place on October 1, 1991, and for Ethan's Glen IIA on June 1, 1992. The General Partner engaged CRICO Management of Minnesota, Inc. (CRICO Minnesota), another affiliate of the General Partner, as management agent for the Valley Creek II and Ocean Walk properties on July 1, 1992 and November 1, 1993, respectively. Effective August 1, 1992, CRICO transferred its property management responsibilities for Woodlane Place and Ethan's Glen IIA to CRICO Minnesota. Management fees of $21,399 were paid or accrued to the affiliates of the General Partner by the properties for the month ended January 31, 1994. In addition, 1993 incentive management fees of $9,990 relating to Woodlane Place were paid to CRICO Minnesota in December 1994. Management fees of $198,645 were paid or accrued during 1993. The amount paid under each management contract represented a base fee equal to 3.75% of total gross revenues of the property, plus an additional incentive fee of .50% payable only if certain performance standards were met.

     On February 1, 1994, CRICO and CRICO Minnesota contributed their property management contracts and personnel to CAPREIT Residential Corporation (Residential). Residential was formed by CRI, but on February 1, 1994, Residential was sold to AP CAPREIT, which is not currently owned or controlled by CRI and/or its affiliates. This change did not result in any increase in property management fees.

     Nominee entities formed to take title to properties, subject to existing indebtedness, are structured as limited partnerships. The nominee entities and the managing general partner of the General Partner have primarily common ownership (except for Ethan's Glen IIA prior to March 14, 1996) and are under common control. The nominees, rather than the Partnership, became holders of title to the properties in an effort to maintain the tax exempt nature of the interest on the mortgage revenue bonds. No compensation or fees were paid by the Partnership to the nominee entities or their principal in connection with the transfers of ownership.

     In connection with the amended merger agreement, each of the nominee entities has agreed to either (a) sell, assign and transfer the partnership interests in, or the real property and other assets of, such nominee entities to CAPREIT or its designee for no additional consideration or (b) admit CAPREIT or its designee as the managing general partner, whereupon the general partner interests of the current general partners will be converted into limited partner interests, and CAPREIT will have the option to acquire all of the limited partner interests at any time within five years from the closing date of the merger at the then fair market value (defined as the proportionate interest of such limited partner in the fair market value of the partnership property as encumbered by the mortgage loans) thereof. Although such interests currently have nominal value, if the fair market value of the partnership properties increases prior to the time CAPREIT exercises its option, such increase in value may benefit the owners of the nominee entities.

4.   Profits, losses and cash distributions to Partners

     Cash available for distribution (defined below) is distributed on a quarterly basis within 45 days after the end of each quarter. Each year, cash available for distribution is distributed 98.99% to the BAC Holders and 1.01% to the General Partner for each year until the BAC Holders receive a noncumulative return equal to 10% per annum of their adjusted capital contribution (adjusted for any return of capital contributions and by any distributions of residual or liquidation proceeds from the sale of mortgaged properties or the dissolution of

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   Profits, losses and cash distributions to Partners - Continued

the Partnership, described below). Thereafter, during such year, the balance of all such cash available for distribution will be distributed 90% to the BAC Holders and 10% to the General Partner.

     Cash available for distribution, as defined in the Partnership Agreement, is as follows:

     (1)  all revenues received by the Partnership, plus
     (2) any amounts released by the General Partner from the working capital reserves, plus
     (3) any amounts released from the interest reserves after completion of any applicable interest deferral period with respect to the mortgage loan in connection with such mortgaged property, less:

           (i) payments from revenues of operating expenses and Partnership indebtedness, and
          (ii) any amounts set aside for deposit into the working capital reserves.

     All cash receipts of the Partnership arising from a sale or other disposition of a mortgaged property or the repayment of the principal and the payment of interest, if any, payable upon the redemption or remarketing of the applicable mortgage revenue bond (residual proceeds) will be distributed as follows:

     (1) to the payment of debts and liabilities of the Partnership (including any expenses of the Partnership incident to a sale or repayment), including loans or other debts and liabilities of the Partnership to any Partner or any affiliate (such debts and liabilities, in the case of a nonliquidating distribution, to be only those which are then required to be paid or, in the judgment of the General Partner, required to be provided for) and to any additions to the working capital reserves as the General Partner deems reasonably necessary for contingent, unmatured or unforeseen liabilities or obligations of the Partnership;
     (2) to the General Partner and BAC Holders in the total amount of their capital contributions reduced (but not below zero) by any return of capital contributions previously made to the General Partner and BAC Holders and by the total amount of all prior distributions of residual proceeds to them; and
     (3) to the General Partner and BAC Holders, in accordance with the respective positive balances in their capital accounts as of the date of sale or repayment, adjusted for operations and distributions to that date, and after allocation of any profits from such sale or repayment.

     All cash receipts other than residual proceeds arising from the dissolution of the Partnership and the liquidation of the Partnership's assets less the amounts utilized to pay the expenses of such liquidation (liquidation proceeds) will be allocated in the same order as residual proceeds.

     All profits and losses not arising from a sale of a mortgaged property or repayment of a mortgage loan shall be allocated 98.99% to the BAC Holders and 1.01% to the General Partner until the BAC Holders have received any unpaid portion of the preferred cash flow return. Thereafter, such profits and losses shall be allocated 90% to the BAC Holders and 10% to the General Partner.

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   Profits, losses and cash distributions to Partners - Continued

     Profits arising from a sale of a mortgaged property or repayment of a mortgage loan will be allocated to the General Partner and BAC Holders as follows: (i) that portion of profits as of the date immediately prior to the date of sale or repayment shall be allocated in proportion to the negative balances in their capital accounts, if any, to bring such negative balances in their capital accounts to zero; (ii) to the General Partner and BAC Holders in the amount of their capital contributions reduced (but not below zero) by any return of capital contributions previously made to them and reduced by the sum of (a) the total amount of all prior distributions of residual proceeds made to them, plus (b) the positive balance in their respective capital accounts prior to this allocation; (iii) of the remainder, 98.99% to the BAC Holders and 1.01% to the General Partner, until the BAC Holders have received an allocation equal to any unpaid portion of an amount which equals an annual noncompounded return of 10% on their adjusted capital contributions (the Preferred Cash Flow Return); provided however, that the allocation to the General Partner pursuant to this provision will be deferred until after the BAC Holders have been allocated an amount equal to any unpaid portion of the Preferred Cash Flow Return; and (iv) the remainder, 90% to the BAC Holders and 10% to the General Partner. No proceeds were received in connection with any transfers of properties to nominees.

     Losses from such a sale or repayment shall be allocated as follows: (i) an amount of loss to the Partners and BAC Holders to the extent and in such proportions as shall be necessary such that, after giving effect thereto, the respective balances in all Partners' and BAC Holders' capital accounts are proportionate to their interests; (ii) an amount of loss, if any, to the Partners and BAC Holders until each Partners' and BAC Holders' capital account equals his capital contributions to the Partnership; (iii) an amount of loss to the Partners and BAC Holders to the extent of and in proportion to the Partners' and BAC Holders' capital accounts after the above-described adjustments; and
(iv) any remaining loss to the Partners and BAC Holders in accordance with the manner in which they bear the economic risk of loss or, if none, in accordance with their interests.

     The Partnership expects to continue to make distributions to BAC Holders on a quarterly basis. The amended merger agreement stipulates that 1996 distributions cannot exceed ten cents per BAC per month. There are no other legal restrictions on the Partnership's present or future ability to make cash distributions other than as set forth in the amended merger agreement. The distributions to BAC Holders have been funded from three primary sources: cash flow from the underlying properties' operations, surplus working capital reserves of the Partnership, and funds from property reserves/borrower guarantees. However, because the surplus working capital reserves are almost depleted and property reserves/borrower guarantees were depleted during the first quarter of 1995, it is expected that distributions will be based primarily on cash flow from the Partnership's operations. Cash flow from the Partnership's operations consists of cash flow from six of the properties, plus specified interest payments from two properties and contingent interest from one property, supplemented by any available property reserves/borrower guarantees, less Partnership expenses. The General Partner seeks to optimize cash flow from the properties owned by nominees. Despite these efforts, the amounts paid to the Partnership from the properties' operations may be expected to fluctuate from period to period due to changes in occupancy rates, rental rates, operating expenses and other variables. Based upon the current operations of the Partnership, the General Partner expects the 1996 distribution to approximate $1.20 per BAC.

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   Profits, losses and cash distributions to Partners - Continued

     The following distributions were paid or accrued to BAC Holders of record during 1995, 1994 and 1993:

                                     1995                         1994                          1993
                                Distributions to             Distributions to              Distributions to
                                   BAC Holders                  BAC Holders                   BAC Holders
                            ------------------------     ------------------------      -----------------------
   Quarter Ended               Total        Per BAC         Total         Per BAC         Total        Per BAC
----------------------      -----------     -------      -----------      -------      -----------     -------
March 31                    $ 1,577,480     $  0.30      $ 2,103,307      $  0.40      $ 2,106,988     $  0.40
June 30                       1,577,480        0.30        2,155,890         0.41        2,135,908        0.41
September 30                  1,577,480        0.30        2,155,890         0.41        2,141,693        0.41
December 31                   1,577,482        0.30        2,155,890         0.41        2,160,097        0.41
                            -----------     -------      -----------      -------      -----------     -------
     Total                  $ 6,309,922     $  1.20      $ 8,570,977      $  1.63      $ 8,544,686     $  1.63
                            ===========     =======      ===========      =======      ===========     =======

     Distributions to BAC Holders for the years ended December 31, 1995, 1994 and 1993 were funded as follows:

                                                                          For the years ended
                                                                               December 31,
                                                            -------------------------------------------------
                                                                1995              1994              1993
                                                            ------------      ------------      ------------
Cash Flow (1)                                               $  6,647,350      $  6,740,474      $  7,132,542

 Net (deposits to) withdrawals from working
   capital/interest reserves                                    (273,048)        1,917,953         1,499,326(2)
                                                            ------------      ------------      ------------
       Total cash available for distribution                $  6,374,302      $  8,658,427      $  8,631,868
                                                            ============      ============      ============
Distributions to:

  General Partner (1.01%)                                   $     64,380      $     87,450      $     87,182
                                                            ============      ============      ============

  BAC Holders (98.99%)                                      $  6,309,922      $  8,570,977      $  8,544,686
                                                            ============      ============      ============

(1)  As defined in the Limited Partnership Agreement.
(2) Excludes working capital loan advances and repayments of $153,000 and $83,939, respectively.

     Although distributions are paid on a quarterly basis, in July 1993, the Partnership began declaring distributions on a monthly basis as a result of listing the BACs on AMEX. Distributions to BAC Holders totalling $1,577,480 or $0.30 per BAC were declared for the quarter ending March 31, 1996, payable to BAC Holders of record as of the last day of each month.

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   Investments

Description of the portfolio
----------------------------

     The Partnership acquired a portfolio of eight tax-exempt mortgage revenue bonds issued by various state and local governments or their agencies or authorities. The proceeds from the mortgage revenue bonds were used by the issuers to make nonrecourse participating mortgage loans to finance construction and ownership of multifamily residential developments. The mortgage revenue bond with respect to each mortgaged property is payable only from payments made on the corresponding mortgage loan. None of the mortgage revenue bonds constitutes a general obligation of any state or local government agency or authority and no such government agency or authority is liable for the mortgage revenue bonds.

     A description of the portfolio securing the mortgage revenue bonds and working capital loans held by the Partnership is as follows:

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   Investments - Continued

                    Investment Information                                          Mortgage Information
-----------------------------------------------------------------      ---------------------------------------------
                                                                        Permanent
                                                        Date of            Loan                              Loan
                                      No. of         Acquisition or    Origination                         Maturity
 Name and Location                 Rental Units       Construction         Date         Face Amount          Date
--------------------               ------------      --------------    ------------    --------------     ----------
Mortgage Revenue Bond and
  Working Capital Loan
-------------------------
PACES RIVER 2
  ROCK HILL, SC (2,4)                  230                  --            7/28/88       $  9,600,000       2/02/2000

Real Estate
-----------
ETHAN'S GLEN IIA
  KANSAS CITY, MO (1)                  242                2/88            8/18/88         10,525,000       3/31/2000
GEARY COURTYARD
  SAN FRANCISCO, CA (1,2)              164                2/89            8/18/88         18,900,000       9/01/2000
OCEAN WALK
  KEY WEST, FL (1)                     296                1/89            1/27/89         19,826,000       4/01/2000
REGENCY WOODS
  WEST DES MOINES, IA (1,2)            200                1/90            1/29/90          7,559,604       2/01/2000
VALLEY CREEK II
  WOODBURY, MN (1)                     177                5/89            2/21/89         10,100,000       7/01/2000
WASHINGTON RIDGE
  KNOXVILLE, TN (3)                    248                9/90           12/14/88         10,000,000       7/01/2000
WOODLANE PLACE
  WOODBURY, MN (1)                     216                2/88            9/16/88         14,000,000      11/01/1999
                                     -----                                              ------------
                                     1,773                                              $100,510,604
                                     =====                                              ============

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   Investments - Continued

                                                          Real Estate Information
                                   -------------------------------------------------------------------
                                   Commencement                         Buildings       Carrying
                                        of                                and           Amount of
                                    Real Estate                         Personal       Investments
  Name of Location                  Accounting          Land            Property       at 12/31/95
--------------------               -------------     -----------       -----------     -----------
ETHAN'S GLEN IIA
  KANSAS CITY, MO (1)                  4/15/90       $   887,222       $ 8,943,985     $ 9,831,207
GEARY COURTYARD
  SAN FRANCISCO, CA (1,2)             12/31/90         2,679,666        16,716,243      19,395,909
OCEAN WALK
  KEY WEST, FL (1)                     9/30/91         3,580,530        13,387,656      16,968,186
REGENCY WOODS
  WEST DES MOINES, IA (1,2)           12/31/91           552,938         6,382,591       6,935,529
VALLEY CREEK II
  WOODBURY, MN (1)                    12/31/90           107,964         8,416,883       8,524,847
WASHINGTON RIDGE
  KNOXVILLE, TN (3)                   12/31/91         1,697,677         6,492,192       8,189,869
WOODLANE PLACE
  WOODBURY, MN (1)                    12/31/90           722,059        11,623,157      12,345,216
                                                     -----------       -----------     -----------
                                                     $10,228,056       $71,962,707      82,190,763
                                                     ===========       ===========
                               Less: Accumulated depreciation as of December 31, 1995  (14,171,745)
                                                                                       -----------
                                                                                       $68,019,018
                                                                                       ===========

(1) As discussed in Notes 2 and herein, as of December 31, 1995, these properties are accounted for as real estate due to deed in lieu of foreclosure or other transfers.

(2) The amount listed under face amount of mortgage includes both the first lien tax-exempt loan and the second lien working capital loan.

(3) This loan has the characteristics of real estate and, therefore, is accounted for as such in accordance with the policy discussed in Note 2.

(4) As discussed herein, effective December 31, 1994, the Paces River 2 investment is accounted for as an investment in mortgage revenue bond and working capital loan in the aggregate amount of $8,254,707.

     The Partnership invested in eight Federally tax-exempt mortgage revenue bonds with an aggregate principal amount of $97,101,000 and made three working capital loans with an aggregate principal amount of $3,409,604. As of December 31, 1995, six properties collateralizing certain of the mortgage revenue bonds have been transferred by deed in lieu of foreclosure (or by transfer of partnership interests in the borrower entity) to nominees of the Partnership, subject to existing indebtedness. As a result, the Partnership accounts for these investments as real estate for financial statement purposes.
Additionally, the Partnership accounts for the Washington Ridge mortgage revenue bond as real estate in accordance with the American Institute of Certified

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   Investments - Continued

Public Accountants (AICPA) Notice to Practitioners-ADC Arrangements. Accordingly, the consolidated balance sheets reflect these investments in the amounts of $68,019,018 and $70,780,645 as of December 31, 1995 and 1994,
respectively, net of accumulated depreciation. Additionally, the Partnership accounts for the investment in the Paces River 2 mortgage revenue bond and working capital loan as a security and a loan, respectively, with a combined recorded investment of $8,254,707 as of December 31, 1995 and 1994, as discussed in Note 2.

     Base interest income on the mortgage loans is funded from property operations, certain borrowers' operating deficit guarantees and reserves, if any, established at the time of closing on the acquisition of the mortgage revenue bonds. If base interest payments cannot be fully satisfied, the General Partner evaluates various courses of action, including sale, recapitalization, loan modification, deed in lieu of foreclosure or foreclosure.

     Following are updates of significant events affecting the Partnership's properties during 1995, 1994 and 1993:

     Ocean Walk
     ----------

          In March 1994, Ocean Walk experienced fire damage of approximately $135,000. The fire was caused by the negligence of a resident. The property's insurance carrier has covered the cost of the repairs less a minimal deductible. The cost of repairing the fire damage and the insurance carrier's reimbursement are reflected in rental expenses and rental revenue, respectively, in the 1994 consolidated statement of income. Repairs to the property relating to the fire damage were completed during 1994. In addition, the insurance carrier reimbursed the property approximately $27,000 in 1995 to cover lost rental revenue due to units taken off the market in 1994 as a result of the fire. As of December 31, 1994, all units were fully operational.

     Woodlane Place
     --------------

          In March 1994, the Partnership was notified by the management agent of Woodlane Place that certain buildings at the property experienced damage due to frost heaving. The cost to repair the damage of approximately $237,000, less a minimal deductible, was covered by the property's insurance carrier. The cost of repairing the damage and the insurance carrier's reimbursement are reflected in rental expenses and rental revenue, respectively, in the consolidated statement of income. These repairs were completed in 1994.

          The nominee owner hired an engineer to analyze the underlying problem of inadequate drainage at the property and to determine the number of affected buildings and the severity of the drainage problem. Based on this analysis, the costs associated with the correction of the drainage problem are expected to be approximately $300,000, and will not be covered by the property's insurance carrier. Property improvements relating to the drainage problem totalling approximately $67,000 and $29,000 were completed in 1995 and 1994, respectively, and are included in buildings and personal property in the consolidated balance sheets. The remaining repairs are expected to be completed in 1996 and 1997. As the remaining costs to correct the drainage problem are capitalizable, the consolidated financial

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   Investments - Continued

     statements do not include an adjustment for the remaining estimated costs. Due to the nature of the drainage problem, occupancy levels at the property are not expected to decrease as a result of the ongoing capital improvements. Funding for these capital improvements may be provided from the property's existing replacement reserves, future property cash flow, and/or a loan to the property from the working capital reserves of the Partnership.

          The Partnership has joined with the property's insurance carrier in a lawsuit against the original architect and general contractor of Woodlane Place. The Partnership has joined on a contingent basis, with no legal fees being incurred unless the Partnership receives a settlement or judgment, and with other legal expenses estimated to be less than $20,000. There is no assurance that the Partnership will receive any funds as a result of this lawsuit.

Collateral
----------

     The mortgage revenue bonds are secured by mortgage loans which are collateralized by first mortgages on the properties, assignments of existing and future rents and security agreements with respect to personal property evidenced by the filing of Uniform Commercial Code (UCC) financing statements. Addition-ally, the Partnership required the borrowers to establish operating reserves, replacement reserves, tax and insurance escrows and debt service reserves and provide operating deficit guarantees. As a result of various circumstances, including, but not limited to, slow rent-up of the properties, unstable operations and depletion of certain properties' operating and debt service reserves, nominees of the Partnership had received title to six of the properties as of December 31, 1995. These properties, along with the collateral for the Washington Ridge mortgage, are classified as investments in real estate in the accompanying balance sheets as of December 31, 1995 and 1994.

     In connection with the transfers of properties to nominees of the Partnership, the Partnership obtained an opinion from its former independent accounting firm in July of 1991 that the reduction in pay rate and compounding of unpaid base interest at the original base interest rate would not cause a reissuance of the bonds under Section 103 of the Internal Revenue Code of 1986, as amended (the Code) (which would cause the bonds to lose their tax-exempt status). The Partnership also obtained opinions from certain bond counsel that certain transfers of the properties to Partnership nominees would not cause the Partnership to become a substantial user of the projects pursuant to Section 103 of the Code (which also could have caused the bonds to lose their tax-exempt status). The bond counsel opinions were obtained in connection with the Ethan's Glen IIA and Ocean Walk transfers.

     In 1991, the U. S. Supreme Court decided a case, Cottage Savings Association v. Commissioner (Cottage Savings), that could be interpreted to compromise the tax-exempt status of mortgage revenue bonds which have been modified. In response to this decision, in December 1992, the Internal Revenue Service issued proposed regulations in connection with the modification of debt instruments. If the regulations are adopted in their present form, they would alter existing authority and curtail the type and extent of modifications that could be made by a bond owner/lender without adversely affecting the tax-exempt status of bonds. It is not clear at this time what effect the Cottage Savings decision or the proposed regulations may have on the Partnership with respect to the bonds secured by loans on properties currently held by nominees. The

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   Investments - Continued

General Partner continues to believe that these bonds remain tax-exempt. The General Partner will continue its efforts, which include the transfer of title on the properties to nominees, in an attempt to protect the tax-exempt status of the bonds and the interest thereon. However, in light of the Cottage Savings decision and the proposed regulations, there can be no assurance that the General Partner will be successful in its efforts.

     In March 1995, the Partnership was notified by the Paces River 2 borrower that the property may not have been in compliance with the low to moderate income requirements under the tax-exempt bonds. The borrower had applied tenant certification criteria consistent with that used by state authorities. Further, state authorities had reviewed and approved the compliance on an annual basis. However, the borrower believed that certain technical aspects of the tenant certification criteria may not have been appropriately applied. The borrower met with the state authorities and determined the appropriate criteria. As of December 31, 1995, the borrower was in compliance with the requirements for tax-exempt status.

     The General Partner's ongoing strategy has been for the nominees to continue holding the properties acquired upon the defaults of the original borrowers until the loan maturity dates. If the merger proposal, as discussed in Note 7, is approved, the interests of the BAC Holders will be redeemed. If the merger proposal is not approved, in order to maximize the overall yield, the General Partner may recommend, subject to satisfactory resolution of any issues relating to the tax-exempt status of the mortgage revenue bonds, for investor approval of the extension of certain loan maturity dates and, if approved, arrange for related amendments to the pertinent mortgage revenue bonds as needed.

     No valuation adjustments were necessary on the properties in 1995, 1994 or 1993.

     As illustrated in the table below, as of December 31, 1995, the Partnership accounts for all of its investments, except Paces River 2, in mortgage revenue bonds and working capital loans as real estate for financial statement purposes due to the receipt of deeds in lieu of foreclosure or transfer of partnership interests when or in accordance with the Notice.

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   Investments - Continued

                                                                                                Change in
                                                                                                Management
                              Depletion of             Commencement                             Company to
                              Borrower and                  of              Date of          Affiliate of the
Name of Investment            Debt Service              Real Estate      Deed in Lieu          Partnerships
 Rental Property              Reserves (1)              Accounting        or Transfer       through 1/31/94(2)
------------------            ------------             ------------      -------------      ------------------
Ethan's Glen IIA                  1993                   4/15/90           4/15/90(3)             6/01/92
Geary Courtyard                   1991                  12/31/90           6/30/93(4)               N/A
Ocean Walk                        1992                   9/30/91           3/16/93(5)            11/01/93
Paces River 2                     1992                  12/31/91 (7)         N/A  (6)               N/A
Regency Woods                     1995                  12/31/91           2/28/95(8)               N/A
Valley Creek II                   1993                  12/31/90           1/02/93                7/01/92
Washington Ridge                   N/A                  12/31/91             N/A  (9)               N/A
Woodlane Place                    1991                  12/31/90           1/02/92               10/01/91


(1) Due to the depletion of borrower and debt service reserves, base interest payments made to the Partnership are solely in the form of cash flow from property operations.

(2) CRICO Management Corporation (CRICO) or CRICO Management of Minnesota, Inc. (CRICO Minnesota), affiliates of the General Partner, assumed property management responsibilities on the indicated dates. On February 1, 1994, CRICO and CRICO Minnesota contributed their property management contracts and personnel to CAPREIT Residential Corporation (Residential).
     Residential was formed by CRI, the managing general partner of the General Partner, but on February 1, 1994, Residential was sold to AP CAPREIT, which is not currently owned or controlled by CRI and/or its affiliates.

(3) During 1990, the nominee limited partnership holding Ethan's Glen IIA was expanded so that two unaffiliated individuals acquired a 98.99% interest in the nominee as limited partners in consideration for certain capital contributions, plus their undertaking to form an investor limited partnership to admit additional partners in exchange for further capital contributions. In November 1991, the nominee partnership was further expanded to admit the investor partnership entity. The unaffiliated investor limited partners are presently in default with respect to the pay-in schedule and their interests were terminated effective March 14, 1996.

(4) In 1991, the Partnership entered into a workout agreement with the borrower pursuant to which the borrower would pay all cash flow to the Partnership, with certain agreed upon minimum performance goals. The borrower, at that time, deposited a deed in lieu of foreclosure in escrow that would be recorded if the borrower defaulted under the workout or failed to cure all arrearages by June 1, 1992. The borrower transferred its partnership interests in Geary Courtyard Associates, a California Limited Partnership, as a result of the default by the borrower on the loan workout agreement.

(5) A deed in lieu of foreclosure was obtained in exchange for a release of the General Partners' unsecured operating deficit guarantee.

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   Investments - Continued

(6) In March 1993, the Partnership finalized a three-year workout agreement (the Workout) with the borrower. The balance of the borrower's guarantee amount has been paid in full. The Workout required the borrower to pay the base interest on the tax-exempt loan in full on a monthly basis, while allowing all or a portion of the interest on the working capital loan to accrue (the amount adjusted annually). Upon the occurrence of a monetary default during the term of the Workout, the Partnership could direct the release of the deed currently held in escrow to be recorded in lieu of foreclosure. The borrower has complied with the terms of the Workout, which matured in March 1996.

(7) Effective December 31, 1994, the Paces River 2 investment is accounted for as an investment in mortgage revenue bond and working capital loan, as discussed below.

(8) Shortfalls in interest payments from Regency Woods were being paid from draws on a $250,000 irrevocable letter of credit. The Partnership drew down the full amount remaining under the letter of credit in January 1995, resulting in the default by the borrower on the working capital loan. The borrower transferred the property by deed in lieu of foreclosure to a nominee of the Partnership as of February 28, 1995.

(9) The borrower is paying full debt service solely from property operations. In the fourth quarter of 1994, the borrower informed the Partnership that the debt service coverage requirement had been met. Upon review of documentation from the borrower's independent accounting firm, the General Partner released the operating deficit guarantee on March 30, 1995. Contingent interest is being paid on a quarterly basis. This investment is accounted for as real estate due to ADC determination.

Interest
--------

     The mortgage loans, and correspondingly the mortgage revenue bonds, bear interest at a base interest rate and provide for contingent interest, payable as described below, in an amount equal to the difference between the base mortgage interest rate and an annual noncompounding rate of return to the Partnership of 16% per annum. The mortgage loans provide for base mortgage interest which is unconditional and payable monthly, in arrears. After depletion of properties' reserves, the payment of base interest from properties currently owned by nominees of the Partnership will be solely from cash flow from the properties' operations. The mortgage loan on the Regency Woods property provided that only a portion of the base mortgage interest was required to be paid on a current basis during an initial period of the loan, not to exceed three years from acquisition of the mortgage revenue bond. The deferred base mortgage interest is unconditionally due and payable upon sale of the project or repayment of the loan. The unpaid base mortgage interest bears interest at the base mortgage interest rate and is to be repaid prior to contingent interest.

     Contingent interest will be equal to the sum of (i) 100% of the project cash flow for each year up to an amount which provides the Partnership a noncompounded interest rate between 1.5% and 2.25% over the base mortgage interest rate in effect, and (ii) 42.5% to 60% of remaining cash flow (subject to certain priority payments including any currently payable interest with respect to a working capital loan to such borrower) to provide the Partnership a total return of 16% per annum. Contingent interest is payable quarterly on an estimated basis, in arrears but only to the extent of available net cash flow,

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   Investments - Continued

if any.  Contingent interest is recognized as revenue when collected.
Contingent interest due as of December 31, 1995, 1994 and 1993 amounted to $37,635,033, $30,841,439 and $23,977,293, respectively. No contingent interest was received or accrued by the Partnership during 1994 or 1993. The Partnership received contingent interest of $70,549 from Washington Ridge during 1995.

     To the extent that the aggregate of all interest payments, including contingent interest, for any period after completion of construction does not equal 16% per annum, the difference will be deferred (without interest on contingent interest) until the mortgaged property is sold or the mortgage loan is otherwise repaid and will be payable if sufficient proceeds exist. The amount of deferred contingent interest payable in such event will equal the sum of (i) 100% of the sale or repayment proceeds (after certain priority payments) up to the amount necessary for the Partnership to achieve the full amount of the 100% participation, to the extent that such amount was previously deferred, and/or (ii)(a) with respect to mortgage loans for to-be-constructed or rehabilitated mortgaged properties, 50% of the sale or repayment proceeds, or
(b) with respect to mortgage loans for existing mortgaged properties, up to 42.5% to 60% of the sale or repayment proceeds, in either instance after the payment of any 100% participation, if applicable, up to the amount necessary for the Partnership to achieve a total return of 16% per annum. Consequently, the ability of the Partnership to collect all contingent interest will be dependent upon the mortgaged property's operating performance and the sale or repayment proceeds. Because the Partnership may not be able ultimately to collect contingent interest, the Partnership has not recorded any contingent interest since inception of the Partnership with exception to the contingent interest received from Washington Ridge, as discussed above.

Terms
-----

     In general, the terms of the mortgage loans extend for 10 years after the completion of construction, except for Regency Woods which is for 10 years from the commencement of the mortgage loan. The corresponding bonds contain provisions requiring payment or redemption of the bonds upon maturity of the related loan. The Partnership may seek authority from investors and the issuers of the mortgage revenue bonds to hold the mortgage revenue loans with respect to the mortgaged properties through longer periods within the mortgage revenue bond terms, as described below, if necessary, in an effort to maximize overall yields and residual proceeds upon the sale or refinancing of the underlying properties. There can be no assurance that the investors or the issuers will consent to such extensions.

     The principal of the mortgage revenue bonds will not be amortized during the terms of the bond and will be required to be repaid in a lump-sum balloon payment at the expiration of the loan term or at such earlier time as the loan may require. Each mortgage loan is non-assumable and due on sale of the mortgaged property. Prepayment and sale of a mortgaged property is prohibited during the first seven years of a mortgage loan following completion of construction. Prepayment of the Regency Woods loan (or sale of the Regency Woods property) is prohibited during the first seven years following the Partnership's acquisition of that bond. Thereafter, prepayment in full is permitted under any mortgage loan, subject to the payment to the Partnership of:

     (1) any 100% participation contingent interest accrued to the date of prepayment, and

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   Investments - Continued

     (2) additional interest in an amount equal to the highest total amount of all contingent interest paid by the borrower in any of the three years preceding the date of prepayment, capitalized at the base mortgage loan interest rate then in effect.

     The Partnership may require prepayment upon the occurrence of an "event of taxability" which would include, among others, any act or event which presents significant risk that interest on the mortgage revenue bonds would be subjected to federal taxation. As of December 31, 1995 the Partnership is aware of no "event of taxability" which has occurred.

Working capital loans
---------------------

     The Partnership was permitted to use up to 5% of its gross offering proceeds to make working capital loans to borrowers to cover certain expenses which were not financeable from the proceeds of the mortgage revenue bonds. The interest on the working capital loans is subject to federal income tax. As of December 31, 1995, the Partnership had made taxable working capital loans to Paces River 2, Geary Courtyard and Regency Woods in the amounts of $850,000, $900,000 and $1,659,604, respectively. These loans are collateralized by second deeds of trust on the properties and mature on February 1, 2000, September 1, 2000 and February 1, 2000, respectively. The investments in working capital loans, except Paces River 2, are accounted for as real estate as of December 31, 1995.

     The principal of the working capital loans will not be amortized during the terms of the loans and will be required to be repaid in a lump-sum balloon payment at the expiration of the loan term or at such earlier time as the loan terms may require. Each working capital loan is nonassumable and due on sale of the mortgaged property. Prepayment and sale of the mortgaged property is prohibited during the first seven years after the commencement dates. The working capital loans provide for base interest during the construction and permanent phases of the loans and contingent interest, which commenced after the completion of construction of the applicable project, on a basis similar to the mortgage revenue bonds.

6.    Income taxes

     For income tax purposes, base interest income is accrued when earned. The accrual of interest is discontinued when at the time of accrual, ultimate collectibility of the interest due is considered unlikely. Once a loan has been placed in a non-accrual status, income is recorded only as cash payments are received from the borrower or nominee until such time as the uncertainty of collection of unpaid base interest is eliminated. Loans relating to Geary Courtyard, Valley Creek II and Woodlane Place were placed on non-accrual status in 1993; therefore, for income tax purposes, income is recognized to the extent of cash received. Contingent interest from the investment is recognized as revenue when collected. Contingent interest of $70,549, as discussed above, was recognized for the year ended December 31, 1995. No contingent interest was recognized for the years ended December 31, 1994 and 1993.

     As discussed in Note 5, seven of the eight investments in mortgage revenue bonds and two of the three working capital loans are accounted for as investments in real estate as of December 31, 1995. However, for federal income tax purposes, the investments in all of these mortgage revenue bonds are treated as loans, interest on which is exempt from federal income tax. A reconciliation

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Income taxes - Continued

of the primary differences between the financial statement net income and municipal income for tax purposes is as follows:

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Income taxes - Continued

                                                                          For the years ended
                                                                               December 31,
                                                            -----------------------------------------------
                                                                1995              1994             1993
                                                            ------------      ------------     ------------
Financial statement net income                              $  3,728,361      $  3,256,314     $  2,591,726

  Municipal interest income not recognized (1)                 6,783,017         7,101,650        6,830,474
  Rental income, net (2)                                      (3,393,314)       (3,429,900)      (2,822,609)
  Investment expenses and losses not allowable
    for tax purposes                                              29,166            25,344          720,849
  Excess amortization for tax purposes                          (144,600)         (144,600)        (144,600)
  Taxable income on working capital loans, net                  (127,505)               --         (252,033)
                                                            ------------      ------------     ------------
Municipal income, net for tax purposes                      $  6,875,125      $  6,808,808     $  6,923,807
                                                            ============      ============     ============

Municipal income per BAC                                    $       1.29      $       1.28     $      1.30
                                                            ============      ============     ============


(1) Represents the adjustment for interest income received or receivable during the period, which was previously eliminated from net income for financial statement purposes.
(2)  Represents net rental income from investments accounted for as real estate.
(3) Represents interest on delinquent base interest, for loans on accrual status for income tax purposes, compounded monthly at the base rate of interest of the applicable loan.

     Although the Partnership accounted for seven of the eight mortgage loan investments and two of the three working capital loans as real estate for financial statement purposes, and reclassified the cash flow from these properties as rental income and expense, the Partnership continues to charge the borrowers and nominees interest under the terms of the original loans and interest on unpaid base mortgage interest. The following tables summarize the full interest payments for the years ended December 31, 1995, 1994 and 1993 that are due to the Partnership from the properties:

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Income taxes - Continued


                                                  For the year ended December 31, 1995
                          ----------------------------------------------------------------------------------
                                              Base Interest      Base Interest                     Cumulative
                                                Paid From          Paid From       Current Base      Unpaid
                           Current Base        Properties'       Non-Operating       Interest         Base
                          Interest Due(1)     Operations(3,4)      Sources(2)        Not Paid        Interest
                          ---------------     -------------      -------------     ------------    -----------
Ethan's Glen IIA            $  920,937          $  754,900         $       --       $  166,037     $   321,262
Geary Courtyard              1,740,600             762,000                 --          978,600       5,722,503
Ocean Walk                   1,774,427           1,648,840                 --          125,587       1,466,416
Paces River 2                  769,025             795,522                 --          (26,497)        197,359
Regency Woods                  693,458             463,362             17,834          212,262         270,050
Valley Creek II                919,100             722,363                 --          196,737         707,343
Washington Ridge               875,000             875,000                 --               --          72,917
Woodlane Place               1,407,000             954,478                 --          452,522       2,662,408
                            ----------          ----------         ----------       ----------     -----------
                            $9,099,547          $6,976,465         $   17,834       $2,105,248     $11,420,258
                            ==========          ==========         ==========       ==========     ===========

                                                  For the year ended December 31, 1994
                          ---------------------------------------------------------------------------------
                                              Base Interest      Base Interest                     Cumulative
                                                Paid From          Paid From       Current Base      Unpaid
                           Current Base        Properties'       Non-Operating       Interest         Base
                          Interest Due(1)      Operations          Sources(2)        Not Paid        Interest
                          ---------------     -------------      -------------     ------------    -----------
Ethan's Glen IIA            $  920,937          $  776,803         $   65,654       $   78,480     $   155,225
Geary Courtyard              1,740,600             601,329                 --        1,139,271       4,743,903
Ocean Walk                   1,774,427           1,571,022             35,838          167,567       1,340,829
Paces River 2                  769,025             743,314                 --           25,711         223,856
Regency Woods                  693,458             544,268            149,190               --          57,788
Valley Creek II                919,100             614,332                 --          304,768         510,606
Washington Ridge               875,000             875,000                 --               --          72,917
Woodlane Place               1,407,000             979,747                 --          427,253       2,209,886
                            ----------          ----------         ----------       ----------     -----------
                            $9,099,547          $6,705,815         $  250,682       $2,143,050     $ 9,315,010
                            ==========          ==========         ==========       ==========     ===========

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Income taxes - Continued


                                                  For the year ended December 31, 1993
                          ------------------------------------------------------------------------------------
                                              Base Interest      Base Interest                     Cumulative
                                                Paid From          Paid From       Current Base      Unpaid
                           Current Base        Properties'       Non-Operating       Interest         Base
                          Interest Due(1)      Operations          Sources(2)        Not Paid        Interest
                          ---------------     -------------      -------------     ------------    -----------
Ethan's Glen IIA            $  920,937          $  811,075         $  109,862       $       --     $    76,745
Geary Courtyard              1,740,600             687,267                 --        1,053,333       3,604,632
Ocean Walk                   1,774,427           1,560,048                 --          214,379       1,173,262
Paces River 2                  769,025             706,634            142,848          (80,457)        198,145
Regency Woods                  673,303             538,836            134,467               --          57,788
Valley Creek II                919,100             554,970            234,883          129,247         205,838
Washington Ridge               875,000             875,000                 --               --          72,917
Woodlane Place               1,407,000             880,463                 --          526,537       1,782,633
                            ----------          ----------         ----------       ----------     -----------
                            $9,079,392          $6,614,293         $  622,060       $1,843,039     $ 7,171,960
                            ==========          ==========         ==========       ==========     ===========


(1) Although three of these loans were placed on non-accrual status for income tax purposes, the Partnership also charges the borrowers interest on unpaid base interest, which, totaled $1,050,137, $803,279 and $518,381 for 1995,
     1994 and 1993, respectively.
(2) Amounts were funded from reserves provided for from the mortgage loan proceeds and/or funds from the general partners of the borrowers.
(3) Excludes amounts received by the Partnership in January 1996 from the release of excess tax and insurance reserves relating to 1995. Such amounts received from Ethan's Glen IIA, Paces River 2 and Woodlane Place totalled $70,000, $12,000 and $23,000, respectively.
(4) Excludes contingent interest of $70,549 received by the Partnership from Washington Ridge during 1995.


7.   Merger Proposal

     On September 11, 1995, the Partnership and its General Partner entered into a merger agreement, subject to BAC Holder approval, with an affiliate of Capital Apartment Properties, Inc. (CAPREIT), a private real estate investment trust.
An affiliate of CAPREIT is the property manager for five of the eight properties securing the bonds held by the Partnership. If the merger proposal is approved by a majority vote of BAC Holders, all of the BACs in the Partnership will be redeemed for cash and the interests represented by such BACs will be canceled. On January 31, 1996, the agreement for the proposed merger was modified for the first time to improve the terms of the original proposal. Under the original proposal, the redemption amount per BAC was to be $14.360. Under the first modified agreement, the redemption amount per BAC was to be $15.1735, subject to adjustment but not less than $15.0372 or greater than $15.3098. On March 14, 1996, the merger agreement was modified for the second time to round the expected redemption amount per BAC from $15.1735 to $15.18, subject to adjustment for available cash as defined in the amended merger agreement, but not less than $15.04 or greater than $15.32. In addition, the redemption

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   Merger Proposal - Continued

amounts will be reduced by the amount of court approved legal fees and expenses awarded to counsel of the plaintiffs in the putative class action suits described below. Such legal fees and expenses are not expected to exceed $0.16 per BAC.

     The BAC Holders will also vote upon the removal of the Partnership's General Partner immediately prior to consummation of the proposed merger and the election in its stead of a newly-formed wholly-owned subsidiary of CAPREIT. CAPREIT has agreed to pay the General Partner $500,000 in consideration for its 1.01% general partner interest in the Partnership. CAPREIT and/or its designee will also acquire an account receivable held by CRI and CRIIMI MAE Services Limited Partnership (CRIIMI), for the accrued mortgage servicing and administration fees on certain property mortgage loans of the Partnership. The general partner of CRIIMI is a subsidiary of CRIIMI MAE Inc., a publicly-traded company affiliated with the General Partners. Under the second modified agreement, CAPREIT will pay the discounted amount of $667,485 to CRI for its accrued fees, which represents approximately 42% of the total accrued fees owed to CRI by the Partnership. Also, CAPREIT will pay $566,676 to CRIIMI for its accrued fees, which represents all of the accrued fees which are expected to be owed to CRIIMI by the Partnership as of June 30, 1996. If the closing of the proposed merger does not occur by June 30, 1996, the amounts to be paid by CAPREIT to CRIIMI will increase, to reflect additional amounts currently being accrued for mortgage servicing and administration fees, at a rate of $47,223 per month.

     Each of the nominee entities has agreed to either (a) sell, assign and transfer the partnership interests in, or the real property and other assets of, such nominee entities to CAPREIT or its designee for no additional consideration or (b) admit CAPREIT or its designee as the managing general partner, whereupon the general partner interests of the current general partners will be converted into limited partner interests, and CAPREIT will have the option to acquire all of the limited partner interests at any time within five years from the closing date of the merger at the then fair market value (defined as the proportionate interest of such limited partner in the fair market value of the partnership property as encumbered by the mortgage loans) thereof. Although such interests currently have nominal value, if the fair market value of the partnership properties increases prior to the time CAPREIT exercises its option, such increase in value may benefit the owners of the nominee entities.

     Consummation of the merger is contingent upon the approval of a majority of BAC Holders. The proposed merger is also contingent upon receiving a favorable opinion regarding the fairness of the redemption amount to BAC Holders from a financial point of view. A favorable opinion from an independent investment banking firm was issued on March 14, 1996. A proxy statement is expected to be issued to BAC Holders after it is filed with and clearance is received from the Securities and Exchange Commission (SEC). A preliminary proxy statement was
filed with the SEC on March 18, 1996.   This proxy statement includes a full
description of the proposed merger and the independent fairness opinion.

8.   Litigation

     On September 22, 1995, Irving Zakin commenced a putative class action (the Zakin Action) against the Partnership, its General Partner (CRITEF III Associates Limited Partnership), its Assignor Limited Partner (CRITEF III, Inc.), CRI, William B. Dockser, H. William Willoughby, Capital Realty Investors Tax Exempt Fund Limited Partnership, CRITEF Associates Limited Partnership, CRITEF, Inc., and CAPREIT (collectively, the Defendants) in the Court of

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   Litigation - Continued

Chancery of the State of Delaware in New Castle County (the Chancery Court) (C.A. No. 14558). The complaint alleges, among other things, that the amount offered to the BAC Holders in the proposed merger at the time the complaint was filed was inadequate, and that the Defendants breached their fiduciary duty to the BAC Holders, or aided and abetted such a breach, engaged in self-dealing and misled BAC Holders in connection with the proposed merger. The suit seeks to enjoin the proposed merger, to obtain damages in an unspecified amount for the BAC Holders, and to compel the Defendants to maximize the amount paid to the BAC Holders and consider unspecified alternatives to the proposed merger.

     On October 5, 1995, David and Johanna Wingard (the Wingard Action) commenced a second putative class action against the Defendants in the Chancery Court (C.A. No 14604). The complaint in the Wingard Action contains virtually the identical allegations and seeks virtually the identical relief as in the Zakin Action. A request to the Chancery Court has been made by the plaintiffs in both lawsuits to consolidate the two actions.

     On January 31, 1996, the Defendants and the plaintiffs and their respective attorneys reached a tentative settlement of the putative class actions which is memorialized in a Memorandum of Understanding (the Memorandum), dated as of such date. The proposed settlement must be approved by the Chancery Court. The Memorandum contemplates the complete discharge, settlement and release of all claims that have been, could have been, or in the future might be asserted in any action or any other proceeding in connection with the proposed merger. The parties to the Memorandum will use their best efforts to execute an appropriate Stipulation of Settlement (the Stipulation) and such other documents as may be required in order to obtain approval by the Chancery Court of the settlement.

     The Defendants have denied, and continue to deny, that any of them have committed or threatened to commit any violations of law or breaches of duty to the BAC Holders. The Defendants have entered into the Memorandum solely because the proposed settlement would eliminate the burden and expense of further litigation and would facilitate the consummation of the proposed merger, which the General Partner believes to be in the best interest of the BAC Holders.

     In accordance with the Memorandum, the agreements for the proposed merger were amended to provide for the revised merger terms, as discussed above. Pursuant to the Memorandum, the plaintiffs' counsel will be entitled to apply to the Chancery Court for an award of reasonable attorneys' fees and expenses.
Such expenses are not expected to exceed $0.16 per BAC. These fees will reduce the redemption amounts to BAC Holders in connection with the proposed merger, as discussed. In the event that the proposed merger is not consummated, these fees will not be borne by the Partnership. As such, the Partnership's financial statements do not include any adjustment for these fees.

     Counsel for the plaintiffs have reviewed certain documents relating to the proposed mergers, and will have the opportunity to review and take depositions of representatives of the General Partner and CAPREIT. After such review, counsel for the plaintiffs shall have the right to terminate the settlement contemplated in the Memorandum, based on material information not presently available to them.

     After the Stipulation is executed, the parties will seek preliminary approval of the settlement by the Chancery Court and will then mail notice of the proposed settlement to members of the putative class. As soon as practicable following completion of the discovery described in the preceding paragraph and after class members have had a period of time to review the notice

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   Litigation - Continued

of proposed settlement, the parties will use their best efforts to obtain final Chancery Court approval of the settlement and the dismissal of the class actions as to all of the claims.

     On November 9, 1995, CRI filed a complaint against Capital Management Strategies, Inc. (CMS), a company controlled by Martin C. Schwartzberg, to determine the proper amount of fees to be paid in 1996 under an asset management agreement. CMS answered on January 10, 1996, but asserted no counterclaims.

     Thereafter, Mr. Schwartzberg launched a hostile consent solicitation to be designated as managing general partner of approximately 125 private partnerships sponsored by CRI. Mr. Schwartzberg is a former shareholder and executive officer of CRI who decided to leave the company as of January 1, 1990. In connection with his departure, he relinquished his general partner duties for all CRI-sponsored partnerships, including those of the General Partner. Mr. Schwartzberg has publicly stated that he is opposing the proposed merger until the Partnership makes its financial statements and financial statements of the properties available. Such financial statements of the properties are included in the Form 8-K filed with the Securities and Exchange Commission on March 25, 1996.

     On January 18, 1996, Mr. Schwartzberg and CMS filed a complaint in the Circuit Court of Montgomery County, Maryland (the Circuit Court), against CRI and Messrs. Dockser and Willoughby alleging, among other things, (i) that CRI and Messrs. Dockser and Willoughby have breached an asset management agreement pursuant to which Mr. Schwartzberg's company, CMS, agreed to perform limited functions related to property-level issues for a portion of CRI's subsidized housing portfolio (but not properties securing the mortgage revenue bonds) by reducing the proposed budget for 1996, (ii) that the actions of CRI and Messrs. Dockser and Willoughby in connection with the proposed merger involve self-dealing and constitute a breach of their fiduciary duties to Mr. Schwartzberg, and (iii) that the actions in connection with the merger of CRIIMI MAE Inc. in June, 1995 involved self-interest and led in part to the proposed reduction of the asset management agreement budget. Neither the Partnership nor the General Partner was named as a defendant in this action, and Mr. Schwartzberg does not allege that he is a BAC Holder. Messrs. Dockser and Willoughby have entered an answer denying all of Mr. Schwartzberg's claims and moving to strike the allegations concerning the Partnership and CRIIMI MAE Inc. and dismiss the related counts for failure to state a claim upon which relief can be granted. Messrs. Dockser and Willoughby have publicly responded that Mr. Schwartzberg's suit is motivated by his budget dispute with CRI and personal animosity.

     On February 12, 1996, the Circuit Court issued a memorandum opinion and order enjoining CMS and Mr. Schwartzberg from disclosing information made confidential under the asset management agreement.

     On February 15, 1996, Mr. Schwartzberg filed suit in the Chancery Court against the General Partner and CRITEF Associates Limited Partnership (No. 14837). He alleges that he has made demands upon the General Partner and CRITEF III Associates Limited Partnership, in his capacity as a general and limited partner of the General Partner and as a limited partner of CRITEF III Associates Limited Partnership, to inspect and obtain copies of a current list of the BAC holders and other documents. He further alleges that his demands were rejected. On February 23, 1996, the General Partner and CRITEF III Associates Limited Partnership answered the complaint, admitting that his demands have been rejected and denying that Mr. Schwartzberg is entitled to the materials requested because, among other things, he lacks standing and proper purpose to

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   Litigation - Continued

inspect and obtain copies of the requested materials. A hearing was held on March 6 and 7, 1996 and it is expected that the Court will render a decision following submission of briefs by the parties.

     On February 16, 1996, the Partnership, together with the General Partner, Capital Realty Investors Tax Exempt Fund Limited Partnership and its general partner, CRI and CAPREIT (collectively, the Plaintiffs) filed suit against Mr. Schwartzberg in the United States District Court for the Southern District of New York (the District Court), No. 96 Civ. 1186 (LAK) (the New York Action).
The complaint alleges that Mr. Schwartzberg is engaged in an unlawful solicitation of proxies of the BAC Holders through two press releases he issued in violation of the federal securities laws and rules promulgated by the SEC requiring definitive proxy materials to be filed with the SEC and delivered to the BAC Holders. The complaint also alleges that Mr. Schwartzberg has made false and misleading statements in the solicitations concerning the terms of the proposed merger and the availability of certain financial information, and has falsely imputed base motives to the principals of the General Partner. On February 23, 1996, the District Court, without making a finding of fact, issued a temporary restraining order barring Mr. Schwartzberg from making any solicitation of the BAC Holders without first complying with the SEC rules pending a hearing on a proposed preliminary injunction. The District Court held a hearing on March 5, 1996, on the motion of preliminary injunction, and, pending a decision, continued the temporary restraining order.

     On March 18, 1996, the District Court issued its Opinion enjoining Mr. Schwartzberg from (1) making any further solicitation of BAC Holders without complying with the provisions of Regulation 14A under the Securities Exchange Act of 1934, and (2) committing any violation of Rule 14a-9 (regarding false or misleading statements) in connection with any solicitation relating to the Partnerships. The injunction was based on the District Court's findings of fact and conclusions of law, in which it stated that the Plaintiffs (including the Partnership) have established a strong likelihood of success on their claim that the press releases constitute a proxy solicitation in violation of securities laws and that the Plaintiffs are likely to establish that Mr. Schwartzberg acted with the requisite culpability with respect to at least some of the false statements made in his press releases. Also on March 18, 1996, Mr. Schwartzberg filed his answer to the complaint in the New York action, coupled with counterclaims against at least some of the plaintiffs (the Partnership cannot determine from the pleadings exactly which parties are counter-defendants) alleging that three press releases issued by the General Partner of the Partnership constituted solicitations in violation of the same provisions of the Securities Exchange Act and that they were false and misleading. The counter-defendants deny the allegations.

     The Partnership Agreement provides that the costs incurred in connection with any litigation in which the Partnership is involved be borne by the Partnership itself. At this time, there is no estimate as to the timing or amount, if any, of the outcome of the New York Action, but the General Partners do not anticipate that the litigation will have an adverse affect on the Partnership.