Form 10-K/A
period 1995-12-31
CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LTD PARTNERSHIP
filed 1996-05-17
CIK 822522

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 1995
                              -----------------
Commission file number             1-12034
                              -----------------

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP
- --------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                52-1551450
- -----------------------------------------         ---------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)

11200 Rockville Pike, Rockville, Maryland                 20852
- -----------------------------------------         ---------------------
(Address of principal executive offices)                (Zip Code)

(Registrant's telephone number, including area code)     (301) 468-9200
                                                       ------------------
Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
     Title of each class                           on which registered
- ---------------------------------            -----------------------------
Beneficial Assignee Certificates                 American Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
- --------------------------------------------------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No[ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of April 23, 1996, 5,258,268 Series A Beneficial Assignee Certificates
(BACs) were outstanding and the aggregate market value of such BACs held by non-affiliates of the Registrant on such date was $73,580,752.

                       DOCUMENTS INCORPORATED BY REFERENCE

 Form 10-K Parts                                  Document
- ------------------                 ---------------------------------------
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

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . .      IV-6

                                     PART I
                                     ------

ITEM 1.   BUSINESS
          --------

     Development and Description of Business
     ---------------------------------------

          Information concerning the business of Capital Realty Investors Tax Exempt Fund III Limited Partnership (the Partnership) is contained in the 1995 Annual Report to BAC Holders which contains Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 1, 5 and 7 of the notes to financial statements. The Annual Report is contained in Part IV (filed in response to Item 8 hereof), which is incorporated herein by reference.

     Employees
     ---------

          The Partnership has no employees. Services are performed for the Partnership by affiliates of the General Partner and agents retained by them.

ITEM 2.   PROPERTIES
          ----------

          The Partnership has invested in eight mortgage revenue bonds and three working capital loans for which underlying first mortgages on eight residential projects have been assigned to the Partnership as collateral.
     A description of these projects is contained in the 1995 Annual Report to BAC Holders which contains Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 1 and 5 of the notes to financial statements. The Annual Report is contained in Part IV (filed in response to Item 8 hereof), which is incorporated herein by reference.

ITEM 3.   LEGAL PROCEEDINGS
          -----------------

          Reference is made to Note 8 of the notes to financial statements on page 52 of the 1995 Annual Report to BAC Holders, which is incorporated herein by reference.

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

     (b)  Number of Security Holders.

          As of December 31, 1995, there were approximately 6,200 registered holders of BACs in the Partnership.

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


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------

          Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 4 through 23 of the 1995 Annual Report to BAC Holders, which is incorporated herein by reference.

                                     PART II
                                     -------

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

          Reference is made to pages 24 through 28 of the 1995 Annual Report to BAC Holders for the financial statements of the registrant, which are incorporated herein by reference. See also Item 14 of this report for information concerning financial statements and financial statement schedules.

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

     (b)  Security ownership of management

          The following table sets forth certain information concerning all BACs beneficially owned, as of April 23, 1996, by each director and by all directors and officers as a group of the managing general partner of the Partnership's General Partner. The voting and investment powers for the BACs listed are held solely by the named beneficial owner. The General Partner, which controls the day-to-day operations of the Partnership, is a limited partnership whose managing general partner is CRI. Mr. Dockser and Mr. Willoughby control CRI.


    Name of                        Amount and Nature        % of total
Beneficial Owner                of Beneficial Ownership     BACs issued
- ----------------                -----------------------     -----------
William B. Dockser                       500 BACs               0.01%
H. William Willoughby                      None                 0.00%
All Directors and Officers
  as a Group (6 persons)                2,500 BACs              0.05%


     (c)  Changes in control.

          There exists no arrangement known to the Partnership, the operation of which may at a subsequent date result in a change in control of the Partnership, with the exception of the merger agreement with an affiliate of Capital Apartment Properties, Inc., as discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 7 of the notes to financial statements, which are incorporated herein by reference. There is a provision in the Limited Partnership Agreement which allows, under certain circumstances, the ability to change control.













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

          Seven out of the eight loans on properties securing mortgage revenue bonds held by the Partnership defaulted when they were unable to pay full base interest on their respective loans. (One of the seven properties successfully performed under a workout arrangement affecting the taxable working capital mortgage loan only.) The primary goal of the Partnership in dealing with the defaults was to attempt to preserve the tax-exempt nature of interest on the mortgage revenue bonds. Accordingly, the Partnership never declared a default under a mortgage revenue bond, only under the associated loan. Entities (Owner Partnerships) were formed to take title to the defaulted properties from the unrelated borrowers and assume the existing indebtedness. These new entities were carefully structured so as not to cause the Partnership to be a substantial user of the properties or a party related to a substantial user. In most cases, when title to the property was transferred to the Owner Partnership, the related mortgage revenue bond was not amended. However, the new borrower agreed to pay the loan to the Partnership on a cash flow basis. The Owner Partnership also agreed that the Partnership would accrue interest on any unpaid base interest at the base interest rate, with deferred base interest and interest accrued thereon to be payable at the same priority level as base interest itself under the existing loan agreement. In this way, the Partnership is able to maintain the same effective yield on the mortgage revenue bonds. Although distributions by the Partnership are lower than anticipated in the prospectuses because most of the properties are unable to pay full base interest, the Partnership continues to treat the interest payments from the net cash flow of the properties as tax-exempt interest income. Any taxable income of the Partnership consists of de minimus interest on taxable investments held in the Partnership's reserves or interest on three taxable working capital loans. In the case of Geary Courtyard, an Owner Corporation assumed the partnership interests in the original borrower. The Owner Partnerships or Owner Corporation and the managing general partner of the General Partner of the Partnership have common ownership (except for Ethan's Glen IIA prior to March 14, 1996) and are under common control. No compensation or fees were paid by the Partnership to the Owner Partnerships or Owner Corporation or their principals in connection with the transfers of ownership. Item 11 of this report, which contains a discussion of the fees and other compensation paid or accrued by the Partnership to the General Partner or its affiliates, is incorporated herein by reference.



                                      III-4

                                    PART III
                                    --------


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Continued
          ----------------------------------------------


         PROPERTY               OWNER PARTNERSHIP OR CORPORATION
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





                                      III-5

                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ---------------------------------------------------
               ON FORM 8-K
               -----------

     (a)  List of documents filed as part of this report:

          (1)  Financial Statements                              Page(s)
               --------------------                              -------

               Reports of Independent Public Accountants         24

               Reports of Independent Public Accountants on
                 which Arthur Andersen LLP placed
                 reliance in 1993                                IV-7

               Balance Sheets as of December 31, 1995
                 and 1994                                        25

               Statements of Operations for the years ended
                 December 31, 1995, 1994 and 1993                26

               Statements of Changes in Partners' Capital
                 (Deficit) for the years ended December 31,
                 1995, 1994 and 1993                             27

               Statements of Cash Flows for the years ended
                 December 31, 1995, 1994 and 1993                28

               Notes to Financial Statements which include
                 the information required to be included in
                 Schedule XII - Mortgage Loans on Real Estate
                 (Note 5) and pursuant to Staff Accounting
                 Bulletin 71 (Note 10)                           29-58

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

               Exhibit No. 13 - Annual Report to security holders, Form 10-Q or quarterly report to security holders

               a.   1995 Annual Report to BAC Holders.

               Exhibit No. 27 - Financial Data Schedule

               Exhibit No. 99 - Additional Exhibits

               a. Financial Statements and Independent Auditors' Report CRICO of Ocean Walk Limited Partnership December 31, 1995. (Incorporated by reference to the Registrants Form 8-K filed March 25, 1996.)

               b. Financial Statements and Independent Auditors' Report CRICO of Ocean Walk Limited Partnership December 31, 1994. (Incorporated by reference to the Registrants Form 8-K filed March 25, 1996.)

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

                                   Capital Realty Investors Tax Exempt
                                     Fund III Limited Partnership

                                   By:  CRITEF III Associates Limited
                                          Partnership, General Partner

                                   By:  C.R.I., Inc., General Partner



May 17, 1996                       /s/ William B. Dockser
- -------------------                ------------------------------------
DATE                               William B. Dockser, Director
                                   Chairman of the Board,
                                     Treasurer and Principal
                                     Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


May 17, 1996                       /s/ H. William Willoughby
- -------------------                ------------------------------------
DATE                               H. William Willoughby
                                   Director, President and Secretary



May 17, 1996                       /s/ Richard J. Palmer
- -------------------                ------------------------------------
DATE                               Richard J. Palmer
                                   Senior Vice President,
                                   Chief Financial Officer,
                                   Principal Financial and
                                     Principal Accounting Officer

                              CROSS REFERENCE SHEET

     The item numbers and captions in Parts I, II, III and IV hereof and the page and/or pages in the referenced materials where the corresponding information appears are as follows:

Item                                 Reference Materials         Pages
- ----                                 -------------------     -------------

3.   Legal Proceedings               1995 Annual Report      52 through 55

5.   Market for the Registrant's     1995 Annual Report      1 through 3
     Partnership Interests and
     Related Partnership Matters

6.   Selected Financial Data         1995 Annual Report      1 through 3

7.   Management's Discussion and     1995 Annual Report      4 through 23
     Analysis of Financial
     Condition and Results of
     Operations

8.   Financial Statements and        1995 Annual Report      24 through 28
     Supplementary Data


14.  Exhibits, Financial Statement   1995 Annual Report      24 through 58
     Schedules, and Reports on
     Form 8-K

                                  EXHIBIT INDEX


Exhibit                                                  Page
- -------                                      ----------------------------

(13)   Annual Report to BAC Holders          1 through 58

(27)   Financial Data Schedule               Filed herewith electronically

                           BROWDER & ASSOCIATES, P.C.
                          Certified Public Accountants
                      2320 Highland Avenue South, Suite 290
                            Birmingham, Alabama 35205
                            Telephone (205) 933-6855
                            Facsimile (205) 930-9486











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



BROWDER & ASSOCIATES, P.C.

February 7, 1994

                            PETERSON, PETERSON & GOSS
                          Certified Public Accountants
                             417 North Topeka Avenue
                                 P. O. Box 1259
                           Wichita, Kansas 67201-1259
                            Telephone (316) 262-8371
                               Fax (316) 262-5369


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

January 13, 1995

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP


                        1995 ANNUAL REPORT TO BAC HOLDERS

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP


SELECTED FINANCIAL DATA
- -----------------------

Restated Financial Data Schedule
- --------------------------------


                                                                         For the years ended December 31,
                                                   1995             1994             1993             1992             1991
                                               ------------     ------------     ------------     ------------     ------------
Interest from mortgage revenue bonds
  and working capital loans (1)                $  7,064,848     $  6,906,896     $         --     $         --     $    769,025
Net rental income (1)                                    --               --        2,822,609        2,198,325        1,067,970
Income from investment in mortgage
  revenue bonds and working capital
  loan                                                   --               --               --               --          989,152
Other income (expenses)                            (541,312)        (173,586)        (230,847)          50,411          (19,760)
Valuation adjustment on investment in
  real estate (1)                                        --               --               --               --         (373,637)
                                               ------------     ------------     ------------     ------------     ------------
Income before cumulative effect of
  accounting change                               6,523,536        6,733,310        2,591,762        2,248,736        2,432,750
Cumulative effect of change in
  accounting for mortgage revenue
  bonds (1)                                              --      (10,155,671)              --               --               --
                                               ------------     ------------     ------------     ------------     ------------
Net income (loss)                              $  6,523,536     $ (3,422,361)    $  2,591,762     $  2,248,736     $  2,432,750
                                               ============     ============     ============     ============     ============

Net income (loss) allocated to
  BAC Holders (98.99%)                         $  6,457,648     $ (3,387,795)    $  2,565,585     $  2,226,024     $  2,408,179
                                               ============     ============     ============     ============     ============

Net income (loss) per BAC outstanding          $       1.23     $      (0.64)    $       0.49     $       0.42     $       0.46
                                               ============     ============     ============     ============     ============

Cumulative effect of change in
  accounting for mortgage revenue
  bonds per BAC outstanding                    $         --     $      (1.91)    $         --     $         --     $         --
                                               ============     ============     ============     ============     ============

Total cash distribution per
  BAC outstanding                              $       1.20     $       1.63     $       1.63     $       1.63     $       1.87
                                               ============     ============     ============     ============     ============

Number of BACs outstanding                        5,258,268        5,258,268        5,258,268        5,258,268        5,258,268
                                               ============     ============     ============     ============     ============

Investment in mortgage revenue bonds
  and working capital loans(1)                 $ 70,951,947     $ 70,951,947     $         --     $         --     $         --
                                               ============     ============     ============     ============     ============
Investment in real estate, before
  accumulated depreciation(1)                  $         --     $         --     $ 91,576,714     $ 91,576,714     $ 91,576,714
                                               ============     ============     ============     ============     ============




        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP


SELECTED FINANCIAL DATA - Continued
- -----------------------

Restated Financial Data Schedule - Continued
- --------------------------------



                                                                         For the years ended December 31,
                                                   1995             1994             1993             1992             1991
                                               ------------     ------------     ------------     ------------     ------------
Investment in real estate, before
  accumulated depreciation, per
  BAC outstanding                              $         --     $         --     $      17.24     $      17.24     $      17.24
                                               ============     ============     ============     ============     ============
Total assets                                   $ 76,933,879     $ 77,121,563     $ 92,296,205     $ 97,929,180     $102,798,278
                                               ============     ============     ============     ============     ============

Total assets per BAC outstanding               $      14.48     $      14.52     $      17.38     $      18.44     $      19.35
                                               ============     ============     ============     ============     ============

Net assets                                     $ 74,946,957     $ 74,797,723     $ 86,878,511     $ 92,918,617     $ 99,301,738
                                               ============     ============     ============     ============     ============

Net assets per BAC outstanding                 $      14.11     $      14.08     $      16.36     $      17.49     $      18.69
                                               ============     ============     ============     ============     ============

(1) Certain properties collateralizing the mortgage revenue bonds have been transferred by deed in lieu of foreclosure to affiliates of the Partnership (Owner Partnerships), subject to existing indebtedness, or considered in-substance foreclosed (ISF), generally as a result of defaults of the borrowers. As a result, through December 31, 1993, the Partnership has accounted for these investments as investments in real estate for financial statement purposes. The Partnership recorded valuation adjustments representing the lower of (a) the carrying value of the mortgage revenue bond and related accrued interest or (b) the estimated fair value of the property and other net assets of the property acquired in settlement of loans or in-substance foreclosed at the earlier of acquisition, development or construction (ADC) determination, transfer of the deed or when considered ISF.

     In May 1993, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). This statement requires that most investments in securities be classified into one of the following investment categories based upon circumstances under which securities might be sold: Held to Maturity, Available for Sale, and Trading. Generally, investments in securities for which an enterprise has both the ability and the intent to hold to maturity should be accounted for using the amortized cost method and all other securities must be recorded at their fair values. Following such adoption, the Partnership (as did others in the industry) continued to account for its investments in mortgage revenue bonds as investments in real estate based on ADC determination or consolidation of the Owner Partnerships in accordance with SEC Rules.

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

- -----------------------

     In conjunction with the review of the Partnership's 1995 financial statements by the Securities and Exchange Commission (SEC) staff, the Partnership agreed that it would account for all of its investments in mortgage revenue bonds as debt securities under the provisions of SFAS 115 effective January 1, 1994, and restate its 1995 and 1994 financial statements to reflect this change. Accordingly, effective January 1, 1994, all investments in mortgage revenue bonds are classified and accounted for as held to maturity securities and are carried at amortized cost because of the Partnership's ability and intent to hold these investments to maturity. The effect of adopting SFAS 115 on net income previously reported for 1995 and 1994 is $2,795,175 and $(6,678,675), respectively. Income per BAC as previously reported was $0.70 and $0.61 for 1995 and 1994, respectively. Income (loss) per BAC as previously reported has been revised to $1.23 and $(0.64) per BAC for 1995 and 1994, respectively. The impact on partners capital of adopting SFAS 115 for 1995 and 1994 is $(3,883,500) and $(6,678,675), respectively.

Market Data
- -----------

     On July 1, 1993, the General Partner listed the BACs on the American Stock Exchange with a trading symbol of CRL. As of December 31, 1995, there were 5,258,268 BACs issued and outstanding. The following table sets forth the high and low closing sales price and the distributions per BAC during the periods indicated:

                                             1995
                          ------------------------------------------
                                Sales Price
                          ---------------------        Distributions
Quarter Ended               High          Low             per BAC
- ------------------        -------       -------        -------------
March 31                  $12 1/4       $10 1/4          $    0.30
June 30                    12 3/4        11 3/4               0.30
September 30               14            11 5/8               0.30
December 31                13 3/4        13 1/8               0.30
                                                         ---------
                                                         $    1.20
                                                         =========

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

- -----------------------

                                             1994
                          ------------------------------------------
                                Sales Price
                          ---------------------        Distributions
Quarter Ended               High          Low             per BAC
- ------------------        -------       -------        -------------
March 31                  $13 3/8       $11 1/4          $    0.40
June 30                    12 3/4        11 3/4               0.41
September 30               12 3/8        10 5/8               0.41
December 31                10 7/8         9 1/4               0.41
                                                         ---------
                                                         $    1.63
                                                         =========

                                             1993
                          ------------------------------------------
                                Sales Price
                          ---------------------        Distributions
Quarter Ended               High          Low             per BAC
- ------------------        -------       -------        -------------
March 31                    N/A           N/A            $    0.40
June 30                     N/A           N/A                 0.41
September 30              $15           $11 1/2               0.41
December 31                13 1/2        11 3/8               0.41
                                                         ---------
                                                         $    1.63
                                                         =========

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- -----------------------------------------------------------
     AND RESULTS OF OPERATIONS
     -------------------------

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

     The Partnership's objectives have been to: (1) provide quarterly cash distributions that will be exempt from regular federal income tax from base interest on the mortgage revenue bonds; (2) provide additional cash distributions that will be exempt from regular federal income tax from payments of contingent interest on the mortgage revenue bonds which will be determined
(a) on the basis of the cash flow of the mortgaged properties, or (b) to the extent that cash flow is not sufficient to provide for the current payment of the maximum amount of contingent interest, on the basis of either (i) the net proceeds resulting from the sale of the mortgaged properties or redemption or remarketing of the applicable mortgage revenue bond or (ii) the appraised value of the mortgaged properties upon repayment of the mortgage loans or remarketing of the mortgage revenue bonds; (3) in certain circumstances, provide additional taxable cash distributions from payments of interest on the working capital loans; and (4) preserve and protect the Partnership's capital. As of December 31, 1995, six of the eight properties securing the loans have been taken control of by affiliates of the General Partner (Owner Partnerships) through deed in lieu of foreclosure or through transfer of partnership interests of the borrower (in the case of Geary Courtyard), subject to existing indebtedness, which resulted in significant valuation adjustments to the carrying values of these investments during 1991 and 1990. Although the Partnership will use diligent efforts to recover its investment, it is probable that the full amount of BAC Holder invested capital, based on the original offering price of $25 per BAC, may not be recoverable on most of the bonds through net sale or refinancing proceeds as originally anticipated at the time of the BAC offerings. Consequently, in the absence of the proposed merger, it may be

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- -----------------------------------------------------------
     AND RESULTS OF OPERATIONS - Continued
     -------------------------

advisable, with BAC Holder consent, to extend the maturity dates of the mortgage loans, which currently mature from 1999 through 2000. Due to proposed Internal Revenue Service (IRS) regulations, the General Partner cannot be sure at this time how long the mortgage loans could be extended without triggering a deemed reissuance of the mortgage revenue bonds for federal income tax purposes. If an extension of the mortgage loan maturity dates is a deemed reissuance, it would most likely result in the loss of the tax-exempt status of the mortgage revenue bonds.

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

     The Partnership invested in eight Federally tax-exempt mortgage revenue bonds with an aggregate principal amount of $97,101,000 and made three working capital loans with an aggregate principal amount of $3,409,604. A description of the mortgage revenue bonds and working capital loans held by the Partnership is as follows:

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- -----------------------------------------------------------
     AND RESULTS OF OPERATIONS - Continued
     -------------------------

                                                                  Permanent
                                                                     Loan
                                                     Loan          Maturity           Loan        Carrying
 Mortgaged Property                No. of        Origination      Face Amount       Maturity        Value
 Name and Location              Rental Units         Date           (000's)           Date         (000's)
- --------------------            ------------     ------------    --------------    ----------    -----------
ETHAN'S GLEN IIA
  KANSAS CITY, MO                   242             8/18/88         $ 10,525        3/31/2000      $ 8,840
GEARY COURTYARD
  SAN FRANCISCO, CA (1)             164             8/18/88           18,900        9/01/2000        8,706
OCEAN WALK
  KEY WEST, FL                      296             1/27/89           19,826        4/01/2000       16,084
PACES RIVER 2
  ROCK HILL, SC (1)                 230             7/28/88            9,600        2/02/2000        7,842
REGENCY WOODS
  WEST DES MOINES, IA (1)           200             1/29/90            7,560        2/01/2000        4,812
VALLEY CREEK II
  WOODBURY, MN                      177             2/21/89           10,100        7/01/2000        6,508
WASHINGTON RIDGE
  KNOXVILLE, TN                     248            12/14/88           10,000        7/01/2000        7,642
WOODLANE PLACE
  WOODBURY, MN                      216             9/16/88           14,000       11/01/1999       10,518
                                  -----                             --------                       -------
                                  1,773                             $100,511                       $70,952
                                  =====                             ========                       =======

(1) The amount listed under face amount of mortgage includes both the first lien tax-exempt loan and the second lien working capital loan.

     Prior to January 1, 1994, the Partnership accounted for its investment in mortgage revenue bonds in accordance with the American Institute of Certified Public Accountants (AICPA) "Notice to Practitioners - ADC Arrangements" (the Notice). Under the Notice, loans qualifying as ADC arrangements follow real estate or joint venture accounting policies if the lender effectively has the risks and rewards of an owner or investor in real estate. Generally, the lender has the same risks and rewards as an owner or investor if the borrower has little or no equity in the project and if the lender expects to participate in residual profits (as defined in the Notice) of the project. Further, if the lender is expected to receive over 50 percent of the expected residual profits from a project, the lender should account for the arrangement as real estate.
As such, the Ocean Walk, Regency Woods, Valley Creek II, and Washington Ridge investments originally qualified as ADC arrangements and followed real estate accounting policies. However, Owner Partnerships received deeds in lieu of foreclosure, subject to existing indebtedness, on all of these investments, except Washington Ridge, from 1993 through 1995.

     Also prior to January 1, 1994, investments in mortgage revenue bonds and working capital loans were accounted for as real estate on the earlier of the date of ADC determination, deed in lieu of foreclosure, transfer of partnership interests, or in-substance foreclosure, and were recorded at the lower of (a)

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- -----------------------------------------------------------
     AND RESULTS OF OPERATIONS - Continued
     -------------------------

the carrying value of the mortgage revenue bonds and working capital loans and related accrued interest or (b) the estimated fair value of the property, including other net assets of the property. The estimated fair values of the properties were the amounts the owners of the properties could reasonably expect to receive in an as-is sale between a willing buyer and a willing seller. The General Partner determined the estimated fair value of the properties acquired based upon information obtained from independent real estate appraisers and/or its own market analyses. To the extent fair value was less than carrying value, direct write-downs were recorded to establish a new basis for these assets. Since the working capital loans are subordinate to the first mortgage loan on the properties, write-downs were first applied against the working capital loans and then against the mortgage revenue bonds. As of January 1, 1994, the Partnership's investment in working capital loans had been written down to zero.

     Subsequent to the recording of its investment as real estate, the Partner-ship evaluated its recorded investment in the properties on a lower of cost or net realizable value basis, under the guidance of the American Institute of Certified Public Accountants (AICPA) Statement of Position 92-3 "Accounting for Foreclosed Assets". The Partnership's net realizable value determination took into account the Partnership's intention to hold these properties for the long term, if necessary, to recover its recorded investment. If the Partnership determined that its estimated net realizable value was less than the recorded investment in the property, an additional valuation adjustment was recorded if the decline was considered permanent.

     In May 1993, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). This statement requires that most investments in securities be classified into one of the following investment categories based upon circumstances under which securities might be sold: Held to Maturity, Available for Sale, and Trading. Generally, investments in securities for which an enterprise has both the ability and the intent to hold to maturity should be accounted for using the amortized cost method and all other securities must be recorded at their fair values. Following such adoption, the Partnership (as did others in the industry) continued to account for its investments in mortgage revenue bonds as investments in real estate based on ADC determination or consolidation of the Owner Partnerships in accordance with SEC Rules.

     In conjunction with the review of the Partnership's 1995 financial statements by the Securities and Exchange Commission (SEC) staff, the Partnership agreed that it would account for all of its investments in mortgage revenue bonds as debt securities under the provisions of SFAS 115 effective January 1, 1994, and restate its 1995 and 1994 financial statements to reflect this change. Accordingly, effective January 1, 1994, all investments in mortgage revenue bonds are classified and accounted for as held to maturity securities and are carried at amortized cost because of the Partnership's ability and intent to hold these investments to maturity. The effect of adopting SFAS 115 on net income previously reported for 1995 and 1994 is $2,795,175 and $(6,678,675), respectively. Income per BAC as previously reported was $0.70 and $0.61 for 1995 and 1994, respectively. Income (loss) per BAC as previously reported has been revised to $1.23 and $(0.64) per BAC for 1995 and 1994, respectively. The impact on partners capital of adopting SFAS 115 for 1995 and 1994 is $(3,883,500) and $(6,678,675), respectively.

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- -----------------------------------------------------------
     AND RESULTS OF OPERATIONS - Continued
     -------------------------

     As discussed above, the Partnership accounted for its investment in mortgage revenue bonds and working capital loans as real estate, until January 1, 1994, when the financial statements were restated to reflect implementation of SFAS 115. Net realizable value, prior to implementation of SFAS 115, was based on holding the assets for long-term income production - as such net realizable value only considered the recovery of the Partnership's investments over time based on the properties' ability to generate sufficient cash flow to recover the Partnership's investment over the long term. Based on the SEC's requirement that the Partnership account for its mortgage revenue bonds as debt securities, the implementation of SFAS 115 has a different accounting framework for evaluating realizability. In accordance with SFAS 115's provisions for held to maturity securities, the Partnership evaluates the fair value of its mortgage revenue bonds to determine if impairment exists. If a decline in fair value is determined to be other-than-temporary, the security is written down to its fair value. Since most of these bonds are in default the Partnership has concluded that permanent impairment has occurred. As such, the amount of permanent impairment is measured by the Partnership's estimate of the mortgage revenue bonds' fair value at January 1, 1994. The Partnership has measured fair value as discussed below. This effect of adopting SFAS 115 is reflected as a cumulative effect of change in accounting for mortgage revenue bonds in the statements of operations. On an ongoing basis, the Partnership evaluates the permanent impairment; however, subsequent to January 1, 1994, the Partnership did not recognize any impairment losses.

     Since six of the eight mortgage revenue bonds are in default and write-downs have been taken on all of the mortgage revenue bonds due to impairment, base interest and contingent interest on the mortgage revenue bonds is recognized as revenue when collected.

     As of December 31, 1995, six properties collateralizing certain of the mortgage revenue bonds have been transferred by deed in lieu of foreclosure (or by transfer of partnership interests in the borrower entity) to Owner Partnerships, subject to existing indebtedness. In connection with the transfers of properties to Owner Partnerships, the Partnership obtained an opinion from its former independent accounting firm in July of 1991 that the reduction in pay rate and compounding of unpaid base interest at the original base interest rate would not cause a reissuance of the bonds under Section 103 of the Internal Revenue Code of 1986, as amended (the Code) (which would cause the bonds to lose their tax-exempt status). The Partnership also obtained opinions from certain bond counsel that certain transfers of the properties to Owner Partnerships would not cause the Partnership to become a substantial user of the projects or a related party to a substantial user pursuant to Section 103 of the Code (which also could have caused the bonds to lose their tax-exempt status). The bond counsel opinions were obtained in connection with the Ethan's Glen IIA and Ocean Walk transfers.

     In April 1991, the U.S. Supreme Court decided a case, Cottage Savings Association V. Commissioner (Cottage Savings) that could be interpreted to impact then existing authority addressing the modification of debt instruments. In response to this decision in December 1992 the Internal Revenue Service issued Proposed Regulation Section 1.1001-3 which specifically address the tax consequences of modifications of debt instruments. Among other things, these proposed regulations, if they become effective in their current form, would provide that certain modifications of the current interest payments or maturity

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- -----------------------------------------------------------
     AND RESULTS OF OPERATIONS - Continued
     -------------------------

date of a debt instrument will be treated as a taxable exchange of the original instrument for the modified debt instrument. As a result of this treatment, modifications of the mortgage loans which secure the mortgage revenue bonds could be treated as a deemed reissuance of the mortgage revenue bonds for federal income tax purposes. Any reissuance without the cooperation of the mortgage revenue bond issuers would result in the loss of the tax-exempt status of the mortgage revenue bonds. Such issuers might cooperate and consent to the reissuance; however, there can be no assurance that such issuers would do so or would not impose additional requirements that would have an adverse impact on the properties.

     Even if issuer consent were obtained, if the modifications are considered material, the debt would have to be re-examined to determine whether it would still be considered debt for tax purposes. This could result in a write-down of principal, would most likely result in a write-off of all accrued and unpaid past due interest and could change the contingent interest feature of the existing mortgage loans. The write down of principal and unpaid interest would not be recoverable upon ultimate disposition or payoff of the mortgage revenue bond and would instead accrue to the benefit of the Owner Partnership to the extent realized.

     Proposed Regulation Section 1.001-3 will become effective only with respect to modifications made on or after the date that is 30 days after the publication of final regulations in the Federal Register. It is uncertain at this time when this proposed regulation will be finalized and whether it will be finalized in its current form. It is also unclear at this time what effect the Cottage Savings decision may have on modifications that have been made to mortgage loans which secure the mortgage revenue bonds or on modifications that might be appropriate in the future. The General Partner believes that the modifications which have been made were consistent with the relevant tax authority which existed at the time of those modifications and have not jeopardized the tax-exempt status of the mortgage revenue bonds. However, these can be no assurance as to the tax-exempt status of the mortgage revenue bonds.

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

     In March 1994, the Partnership was notified by the management agent of Woodlane Place that certain buildings at the property experienced damage due to frost heaving. The Owner Partnerships hired an engineer to analyze the underlying problem of inadequate drainage at the property and to determine the number of affected buildings and the severity of the drainage problem. Based on this analysis, the costs associated with the correction of the drainage problem are expected to be approximately $300,000, and will not be covered by the property's insurance carrier. Due to the nature of the drainage problem, occupancy levels at the property are not expected to decrease as a result of the

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- -----------------------------------------------------------
     AND RESULTS OF OPERATIONS - Continued
     -------------------------

ongoing capital improvements. Funding for these capital improvements may be provided from the borrowers existing replacement reserves, future property cash flow, and/or a loan to the borrower from the working capital reserves of the Partnership. The Partnership has joined with the borrower's insurance carrier in a lawsuit against the original architect and general contractor of Woodlane Place. The Partnership has joined on a contingent basis, with no legal fees being incurred unless the Partnership receives a settlement or judgment, and with other legal expenses estimated to be less than $20,000. There is no assurance that the Partnership will receive any funds as a result of this lawsuit.

     The General Partner's ongoing strategy has been to continue holding the mortgage revenue bonds until the loan maturity dates. If the merger proposal, as discussed below, is approved, the interests of the BAC Holders will be redeemed for cash. If the merger proposal is not approved, in order to maximize the overall yield, the General Partner may recommend, subject to satisfactory resolution of any issues relating to the tax-exempt status of the mortgage revenue bonds, for investor approval of the extension of certain loan maturity dates and, if approved, arrange any necessary related amendments to the pertinent mortgage revenue bonds.

Merger Proposal
- ---------------

     On September 11, 1995, the Partnership and its General Partner entered into a merger agreement, subject to BAC Holder approval, with an affiliate of Capital Apartment Properties, Inc. (CAPREIT), a private real estate investment trust.
An affiliate of CAPREIT is the property manager for five of the eight properties securing the bonds held by the Partnership. All five of the properties managed by an affiliate of CAPREIT are presently in default with respect to their mortgage loans held by the Partnership. If the merger proposal is approved by a majority vote of BAC Holders, all of the BACs in the Partnership will be redeemed for cash and the interests represented by such BACs will be canceled. On January 31, 1996, the agreement for the proposed merger was modified for the first time to improve the terms of the original proposal. Under the original proposal, the redemption amount per BAC was to be $14.360. Under the first modified agreement, the redemption amount per BAC was to be $15.1735, subject to adjustment but not less than $15.0372 or greater than $15.3098. On March 14, 1996, the merger agreement was modified for the second time to round the expected redemption amount per BAC from $15.1735 to $15.18, subject to adjustment for available cash as defined in the amended merger agreement, but not less than $15.04 or greater than $15.32. In addition, the redemption amounts will be reduced by the amount of court approved legal fees and expenses awarded to counsel of the plaintiffs in the putative class action suits naming the Partnership and others, as described below. Such legal fees and expenses are not expected to exceed $0.19 per BAC.

     The BAC Holders will also vote upon the removal of the Partnership's General Partner immediately prior to consummation of the proposed merger and the election in its stead of a newly-formed wholly-owned subsidiary of CAPREIT. CAPREIT has agreed to pay the General Partner $500,000 in consideration for its 1.01% general partner interest in the Partnership.

     CAPREIT and/or its designee will also acquire accounts receivable held by

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- -----------------------------------------------------------
     AND RESULTS OF OPERATIONS - Continued
     -------------------------

CRI and CRIIMI MAE Services Limited Partnership (CRIIMI), for the accrued mortgage servicing and administration fees on certain property mortgage loans of the Partnership. The general partner of CRIIMI is a subsidiary of CRIIMI MAE Inc., a publicly-traded company affiliated with the General Partners. Under the second modified agreement, CAPREIT will pay the discounted amount of $667,485 to CRI for its fees accrued through June 30, 1995, which represents approximately 42% of the total accrued fees owed to CRI. Also, CAPREIT will pay $566,676 to CRIIMI for its fees accrued from July 1, 1995 through June 30, 1996, which represents 100% of the fees which are expected to be owed to CRIIMI for that period. If the closing of the proposed merger does not occur by June 30, 1996, the amounts to be paid by CAPREIT to CRIIMI will increase, to reflect additional amounts currently being accrued for mortgage servicing and administration fees, at a rate of $47,223 per month.

     Each of the Owner Partnerships has agreed to either (a) sell, assign and transfer the partnership interests in, or the real property and other assets of, such Owner Partnerships to CAPREIT or its designee for no additional consideration or (b) admit CAPREIT or its designee as the managing general partner, whereupon the general partner interests of the current general partners will be converted into limited partner interests, and CAPREIT will have the option to acquire all of the limited partner interests at any time within five years from the closing date of the merger at the then fair market value thereof (defined as the proportionate interest of such limited partner in the fair market value of the partnership property as encumbered by the mortgage loans). Although such interests currently have nominal value, if the fair market value of the partnership properties increases prior to the time CAPREIT exercises its option, such increase in value may benefit the owners of the Owner Partnerships. This feature is required by CAPREIT as a condition of the merger.

     Consummation of the merger is contingent upon the approval of a majority of BAC Holders. The proposed merger is also contingent upon receiving a favorable opinion regarding the fairness of the redemption amount to BAC Holders from a financial point of view. A favorable opinion from an independent investment banking firm was issued on March 14, 1996. A proxy statement is expected to be issued to BAC Holders after it is filed with and clearance is received from the SEC. A preliminary proxy statement was filed with the SEC on March 18, 1996. This proxy statement includes a full description of the proposed merger and the independent fairness opinion.

Litigation
- ----------

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

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- -----------------------------------------------------------
     AND RESULTS OF OPERATIONS - Continued
     -------------------------

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

     In accordance with the Memorandum, the agreements for the proposed merger were amended to provide for the revised merger terms, as previously discussed above. Pursuant to the Memorandum, the plaintiffs' counsel will be entitled to apply to the Chancery Court for an award of reasonable attorneys' fees and expenses. Such expenses are not expected to exceed $0.19 per BAC. These fees will reduce the redemption amounts to BAC Holders in connection with the proposed merger, as discussed. In the event that the proposed merger is not consummated, these fees will not be borne by the Partnership. As such, the Partnership's financial statements do not include any adjustment for these fees.

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

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- -----------------------------------------------------------
     AND RESULTS OF OPERATIONS - Continued
     -------------------------

     On November 9, 1995, CRI filed a complaint against Capital Management Strategies, Inc. (CMS), a company controlled by Martin C. Schwartzberg, to determine the proper amount of fees to be paid in 1996 under an asset management agreement. CMS answered on January 10, 1996, but asserted no counterclaims.

     Thereafter, Mr. Schwartzberg launched a hostile consent solicitation to be designated as managing general partner of approximately 125 private partnerships sponsored by CRI. Mr. Schwartzberg is a former shareholder and executive officer of CRI who decided to leave the company as of January 1, 1990. In connection with his departure, he relinquished his general partner duties for all CRI-sponsored partnerships, including those of the General Partner. On March 28, 1996, Mr. Schwartzberg filed a preliminary proxy statement with the SEC opposing the proposed merger.

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

     On February 15, 1996, Mr. Schwartzberg filed suit in the Chancery Court against the General Partner and CRITEF III Associates Limited Partnership (No. 14837). He alleges that he has made demands upon the General Partner and CRITEF III Associates Limited Partnership, in his capacity as a general and limited partner of the General Partner and as a limited partner of CRITEF III Associates Limited Partnership, to inspect and obtain copies of a current list of the BAC Holders and other documents. He further alleges that his demands were rejected. On February 23, 1996, the General Partner and CRITEF III Associates Limited Partnership answered the complaint, admitting that his demands have been rejected and denying that Mr. Schwartzberg is entitled to the materials requested because, among other things, he lacks standing and proper purpose to inspect and obtain copies of the requested materials. A hearing was held on March 6 and 7, 1996 and it is expected that the Chancery Court will render a decision following submission of briefs by the parties.

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- -----------------------------------------------------------
     AND RESULTS OF OPERATIONS - Continued
     -------------------------

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

     On March 18, 1996, the District Court issued its Opinion enjoining Mr. Schwartzberg from (1) making any further solicitation of BAC Holders without complying with the provisions of Regulation 14A under the Securities Exchange Act of 1934, and (2) committing any violation of Rule 14a-9 (regarding false or misleading statements) in connection with any solicitation relating to the Partnerships. The injunction was based on the District Court's findings of fact and conclusions of law, in which it stated that the Plaintiffs (including the Partnership) have established a strong likelihood of success on their claim that the press releases constitute a proxy solicitation in violation of securities laws and that the Plaintiffs are likely to establish that Mr. Schwartzberg acted with the requisite culpability with respect to at least some of the false statements made in his press releases. Also on March 18, 1996, Mr. Schwartzberg filed his answer to the complaint in the New York action, coupled with counterclaims against the General Partner alleging that three press releases issued by the General Partner of the Partnership constituted solicitations in violation of the same provisions of the Securities Exchange Act and that they were false and misleading. The counter-defendants deny the allegations. The counter claims sought a temporary restraining order against the General Partner regarding further alleged solicitations and false and misleading statements.
The District Court denied the injunction request by order on April 23, 1996. On April 16, 1996, Mr. Schwartzberg also filed a Notice of Appeal with respect to the injunction against him with the U. S. Court of Appeals for the Second Circuit.

     The Partnership Agreement provides for the indemnification of the General Partners and its affiliates for acts or omissions by the General Partner in good faith and in the best interest of the Partnership. Such indemnification does not extend to a finding of liability for conduct which constitutes fraud, bad faith, misconduct, breach of fiduciary duties or violation of state or federal securities laws. At this time, there is no estimate as to the timing or amount, if any, of the outcome of the New York Action, but the General Partners do not anticipate that the litigation will have a material adverse affect on the Partnership.

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- -----------------------------------------------------------
     AND RESULTS OF OPERATIONS - Continued
     -------------------------

                        Financial Condition and Liquidity
                        ---------------------------------

     The primary sources of the Partnership's future cash flows are expected to be from receipts of base interest on mortgage loans, which are dependent upon the net operating income of the properties. Therefore, the Partnership's investment in the mortgage revenue bonds and working capital loans is subject to the general risks inherent to the ownership of real property. These risks include reduction in rental income due to an inability to maintain occupancy levels, adverse changes in general economic conditions, and adverse changes in local conditions. The General Partner expects that the properties transferred to Owner Partnerships, subject to existing indebtedness, will continue to generate sufficient cash flow to pay all operating expenses, meet escrow deposit requirements and pay some, but not all, of the base interest due to the Partnership. The Partnership has no material commitments for capital expendi-tures.

     The Partnership expects to continue to make distributions to BAC Holders on a quarterly basis. The amended merger agreement stipulates that 1996 distributions cannot exceed ten cents per BAC per month. There are no other legal restrictions on the Partnership's present or future ability to make cash distributions other than as set forth in the amended merger agreement. The distributions to BAC Holders have been funded from three primary sources: cash flow from the underlying properties' operations, surplus working capital reserves of the Partnership, and funds from property reserves/borrower guarantees. However, because the surplus working capital reserves are almost depleted and property reserves/borrower guarantees were depleted during the first quarter of 1995, it is expected that distributions will be based primarily on cash flow from the Partnership's operations. Cash flow from the Partnership's operations consists of cash flow from six of the properties, plus specified interest payments from two properties and contingent interest from one property, supplemented by any available property reserves/borrower guarantees, less Partnership expenses. The General Partner seeks to optimize cash flow from the properties owned by Owner Partnerships. Despite these efforts, the amounts paid to the Partnership from the borrowers operations may be expected to fluctuate from period to period due to changes in occupancy rates, rental rates, operating expenses and other variables. Based upon the current operations of the Partnership, the General Partner expects the 1996 distribution to approximate $1.20 per BAC, the maximum amount stipulated in the amended merger agreement.

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- -----------------------------------------------------------
     AND RESULTS OF OPERATIONS - Continued
     -------------------------

     The following distributions were paid or accrued to BAC Holders of record during 1995, 1994 and 1993:

                                           1995                         1994                        1993
                                     Distributions to              Distributions to            Distributions to
                                        BAC Holders                   BAC Holders                 BAC Holders
                                 ------------------------      ------------------------    ------------------------
    Quarter Ended                   Total         Per BAC         Total         Per BAC       Total         Per BAC
- ----------------------           -----------      -------      -----------      -------    -----------      -------
March 31                         $ 1,577,480         0.30      $ 2,103,307      $  0.40    $ 2,106,988      $  0.40
June 30                            1,577,480         0.30        2,155,890         0.41      2,135,908         0.41
September 30                       1,577,480         0.30        2,155,890         0.41      2,141,693         0.41
December 31                        1,577,482         0.30        2,155,890         0.41      2,160,097         0.41
                                 -----------      -------      -----------      -------    -----------      -------
     Total                       $ 6,309,922      $  1.20      $ 8,570,977      $  1.63    $ 8,544,686      $  1.63
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
                                                     ============      ============      ============

(1) Defined in the Limited Partnership Agreement as (a) all revenues received by the Partnership during such period, plus (b) any amounts which the Managing General Partner releases from the Working Capital Reserve as being no longer necessary to hold as part of the Working Capital Reserve, plus
     (c) any amounts released to the Partnership from the Interest Reserve Account with respect to a mortgaged property after completion of construction of such mortgaged property, less (i) operating expenses of the

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- -----------------------------------------------------------
     AND RESULTS OF OPERATIONS - Continued
     -------------------------

     Partnership paid from reserves during the period, including any expenses paid to the General Partner, but not including such amounts paid from the Working Capital Reserve, (ii) all cash payments made from Revenues during such period to discharge Partnership indebtedness, and (iii) all amounts from revenues, if any, added to the Working Capital Reserve during such period. Cash flow as defined in the Limited Partnership Agreement is not to be construed as an alternative to operating income in accordance with generally accepted accounting principles (GAAP) as an indication of the Partnership's operating performance.

(2) Excludes working capital loan advances and repayments of $153,000 and $83,939, respectively.

     Although distributions are paid on a quarterly basis, in July 1993, the Partnership began declaring distributions on a monthly basis as a result of listing the BACs on AMEX. Distributions to BAC Holders totalling $2,103,307 or $0.40 per BAC were declared for the four months ending April 30, 1996, payable to BAC Holders of record as of the last day of each month.

     As of December 31, 1995, the Partnership had cash and cash equivalents of $187,747 and unrestricted marketable securities of $1,213,572. Marketable securities consist of tax-exempt municipal bonds which generally contain a seven-day put option with established banks or brokerage houses. The Partnership classified its investments in marketable securities into the Available for Sale category under SFAS 115. Realized gains or losses on the sale of the marketable securities were determined on a specific identification basis. There were no net unrealized holding gains or losses recognized during 1995 and 1994 as the cost for the tax-exempt municipal bonds approximated fair value throughout 1995 and 1994.

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

     The Partnership established interest reserves which represent the General Partner's estimate of the total base interest on the investment in mortgage revenue bonds and working capital loans to be deferred during the deferral period (generally, the project construction period), as defined by the respective loan agreements. The interest reserves also included debt service reserves established by the Partnership for six mortgage loans. Funds in the interest reserves are invested in tax-exempt municipal bonds with terms similar to the Partnership's marketable securities and are stated at their approximate market value. The interest reserves may be used to supplement distributions to BAC Holders in an amount sufficient to achieve an equivalent gross base interest rate as if the full amount of base interest had been paid to the Partnership

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- -----------------------------------------------------------
     AND RESULTS OF OPERATIONS - Continued
     -------------------------

during the deferral period. Interest reserves were $298,750 and $414,326 as of December 31, 1995 and 1994, respectively. There were no interest reserves established during 1995, 1994 or 1993. During 1995, 1994 and 1993, amounts of $115,576, $0 and $15,000, respectively, were transferred to working capital reserves to fund distributions to BAC Holders from the debt service reserve or used to fund distributions to BAC Holders from the deferred interest reserve.

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
                1,030,711          Between one and five years
                  690,000          Between five and ten years
                3,126,123          After ten years
               -----------
               $5,747,466
               ===========

     In December 1991, the FASB issued Statement of Financial Accounting Standards No. 107 "Disclosures about Fair Value of Financial Instruments" (SFAS
107). This statement requires the disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The Partnership implemented SFAS 107 in 1995. The Partnership has determined that the carrying amount of its cash and cash equivalents approximate fair value.
The estimated fair value of marketable securities and working capital/interest reserves invested in marketable securities are based on the quoted market prices of these instruments at December 31, 1995. The estimated fair value of the mortgage revenue bonds is based upon the redemption amount relating to the mortgage revenue bonds under the amended merger agreement.

     The following table presents information on the Partnership's financial instruments:

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- -----------------------------------------------------------
     AND RESULTS OF OPERATIONS - Continued
     -------------------------

                                         Carrying         Estimated Fair
                                         Value at            Value at
                                     December 31, 1995   December 31, 1995
                                          (000's)             (000's)
                                     -----------------   -----------------
     Cash and cash equivalents          $   188             $   188
     Marketable securities                1,214               1,211
     Working capital reserves
       invested in marketable
       securities                         4,235               4,228
     Interest reserves invested in
       marketable securities                299                 298
     Mortgage revenue bonds              70,952              73,896


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

                              Results of Operations
                              ---------------------

     The Partnership's net income for 1995 increased approximately $9.9 million from 1994 primarily due to the cumulative effect of change in accounting for mortgage revenue bonds of approximately $10.2 million in 1994, as discussed above. Contributing to the increase in net income was an increase in interest from mortgage revenue bonds and working capital loans of approximately $158,000 resulting principally from an increase in occupancy and rental rates at certain of the underlying properties. Partially offsetting the increase in interest from mortgage revenue bonds and working capital loans was a decrease in interest from Regency Woods due to the borrowers default on the working capital loan, as discussed below. Partially offsetting the increase in net income were 1995 merger related expenses of approximately $339,000, including fees incurred by the Partnership for an independent fairness opinion in connection with the consideration to be received by BAC Holders in the proposed merger, as previously discussed. There were no material increases or decreases in the Partnership's remaining income or expenses.

     The Partnership's net loss for 1994 increased approximately $6.0 million from 1993 primarily due to the cumulative effect of change in accounting for mortgage revenue bonds of approximately $10.2 million in 1994, as discussed above. Contributing to the increase in net loss was a decrease in other

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- -----------------------------------------------------------
     AND RESULTS OF OPERATIONS - Continued
     -------------------------

interest income of approximately $131,000 resulting from less cash available for short-term investments. Partially offsetting the increase in net loss was an increase in income from investments of $4.1 million due to the reclassification of all of the mortgage revenue bonds and working capital loans from real estate to securities and loans, respectively, as discussed above. The 1993 income from investments was limited to the underlying properties' net rental income. Actual interest received by the Partnership from the borrowers decreased approximately $379,000 in 1994 from 1993 primarily due to an increase in non-recurring repairs and maintenance, payroll expense and marketing fees at certain underlying properties. Also partially offsetting the increase in net loss was a decrease in general and administrative expenses and professional fees of approximately $170,000 primarily related to loan workout negotiations in 1993 concerning Paces River 2 and the transfer of the deed of Ocean Walk. There were no material increases or decreases in the Partnership's remaining income or expenses.

     In March 1993, the Partnership finalized a three-year workout agreement (the Workout) with Paces River 2. The balance of the borrower's guarantee amount has been paid in full. The Workout required the borrower to pay the base interest on the tax-exempt loan in full on a monthly basis, while allowing all or a portion of the interest on the working capital loan to accrue (the amount adjusted annually). Upon the occurrence of a monetary default during the term of the Workout, the Partnership could direct the release of the deed currently held in escrow to be recorded in lieu of foreclosure. The borrower has complied with the terms of the Workout, which expired in March 1996. Effective April 1996, Paces River 2 is required to pay full base interest on both the tax-exempt loan and the working capital loan.

     Shortfalls in interest payments from Regency Woods were being paid from draws on a $250,000 irrevocable letter of credit. The Partnership drew down the full amount remaining under the letter of credit in January 1995, resulting in the default by the borrower on the working capital loan. The borrower transferred the property by deed in lieu of foreclosure to an Owner Partnership as of February 28, 1995.

     In the fourth quarter of 1994, Washington Ridge informed the Partnership that the debt service coverage requirement had been met. Upon review of documentation from the borrower's independent accounting firm, the General Partner released the operating deficit guarantee on March 30, 1995. Contingent interest is being paid on a quarterly basis.

     In March 1994, the Partnership was notified by the management agent of Woodlane Place that certain buildings at the property experienced damage due to frost heaving. The Owner Partnerships hired an engineer to analyze the underlying problem of inadequate drainage at the property and to determine the number of affected buildings and the severity of the drainage problem. Based on this analysis, the costs associated with the correction of the drainage problem are expected to be approximately $300,000, and will not be covered by the property's insurance carrier. Due to the nature of the drainage problem, occupancy levels at the property are not expected to decrease as a result of the ongoing capital improvements. Funding for these capital improvements may be provided from the borrowers existing replacement reserves, future property cash flow, and/or a loan to the borrower from the working capital reserves of the Partnership. The Partnership has joined with the borrower's insurance carrier in a lawsuit against the original architect and general contractor of Woodlane

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- -----------------------------------------------------------
     AND RESULTS OF OPERATIONS - Continued
     -------------------------

Place. The Partnership has joined on a contingent basis, with no legal fees being incurred unless the Partnership receives a settlement or judgment, and with other legal expenses estimated to be less than $20,000. There is no assurance that the Partnership will receive any funds as a result of this lawsuit.

     Presented below is a summary of base interest payments for the years ended December 31, 1995, 1994 and 1993 that are due to the Partnership from the borrowers.

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- -----------------------------------------------------------
     AND RESULTS OF OPERATIONS - Continued
     -------------------------


                                                                      For the year ended December 31, 1995
                                            ----------------------------------------------------------------------------------
                                                                Base Interest     Base Interest                   Cumulative
                                                                  Paid From         Paid From       Current Base    Unpaid
                                             Current Base        Properties'      Non-Operating       Interest       Base
                                            Interest Due(1)     Operations(3,4)     Sources(2)        Not Paid      Interest
                                            ---------------     --------------    -------------     ------------  -----------
Ethan's Glen IIA                            $    920,937        $    754,900      $         --      $   166,037   $   321,262
Geary Courtyard                                1,740,600             762,000                --          978,600     5,722,503
Ocean Walk                                     1,774,427           1,648,840                --          125,587     1,466,416
Paces River 2                                    769,025             795,522                --          (26,497)      197,359
Regency Woods                                    693,458             463,362            17,834          212,262       270,050
Valley Creek II                                  919,100             722,363                --          196,737       707,343
Washington Ridge                                 875,000             875,000                --               --        72,917
Woodlane Place                                 1,407,000             954,478                --          452,522     2,662,408
                                            ------------          ----------      ------------      -----------   -----------
                                            $  9,099,547          $6,976,465      $     17,834      $ 2,105,248   $11,420,258
                                            ============          ==========      ============      ===========   ===========

                                                                    For the year ended December 31, 1994
                                            ---------------------------------------------------------------------------------
                                                                Base Interest     Base Interest                   Cumulative
                                                                  Paid From         Paid From       Current Base    Unpaid
                                             Current Base        Properties'      Non-Operating       Interest       Base
                                            Interest Due(1)      Operations         Sources(2)        Not Paid      Interest
                                            ---------------     -------------     -------------     ------------  -----------
Ethan's Glen IIA                            $    920,937        $    776,803      $     16,053      $   128,081   $   155,225
Geary Courtyard                                1,740,600             601,329                --        1,139,271     4,743,903
Ocean Walk                                     1,774,427           1,571,022            35,838          167,567     1,340,829
Paces River 2                                    769,025             743,314                --           25,711       223,856
Regency Woods                                    693,458             544,268           149,190               --        57,788
Valley Creek II                                  919,100             614,332                --          304,768       510,606
Washington Ridge                                 875,000             875,000                --               --        72,917
Woodlane Place                                 1,407,000             979,747                --          427,253     2,209,886
                                            ------------        ------------      ------------      -----------   -----------
                                            $  9,099,547        $  6,705,815      $    201,081      $ 2,192,651   $ 9,315,010
                                            ============        ============      ============      ===========   ===========

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- -----------------------------------------------------------
     AND RESULTS OF OPERATIONS - Continued
     -------------------------


                                                                    For the year ended December 31, 1993
                                            ---------------------------------------------------------------------------------
                                                                Base Interest     Base Interest                   Cumulative
                                                                  Paid From         Paid From       Current Base    Unpaid
                                             Current Base        Properties'      Non-Operating       Interest       Base
                                            Interest Due(1)      Operations         Sources(2)        Not Paid      Interest
                                            ---------------     -------------     -------------     ------------  -----------
Ethan's Glen IIA                            $    920,937        $    811,075      $    159,463      $   (49,601)  $    27,144
Geary Courtyard                                1,740,600             687,267                --        1,053,333     3,604,632
Ocean Walk                                     1,774,427           1,560,048                --          214,379     1,173,262
Paces River 2                                    769,025             706,634           142,848          (80,457)      198,145
Regency Woods                                    673,303             538,836           134,467               --        57,788
Valley Creek II                                  919,100             554,970           234,883          129,247       205,838
Washington Ridge                                 875,000             875,000                --               --        72,917
Woodlane Place                                 1,407,000             880,463                --          526,537     1,782,633
                                            ------------        ------------      ------------      -----------   -----------
                                            $  9,079,392        $  6,614,293      $    671,661      $ 1,793,438   $ 7,122,359
                                            ============          ==========        ==========       ==========   ===========


(1) The Partnership charges the borrowers interest on unpaid base interest, which, totaled $1,050,137, $803,279 and $518,381 for 1995, 1994 and 1993,
     respectively.
(2) Amounts were funded from reserves provided for from the mortgage loan proceeds and/or funds from the general partners of the borrowers.
(3) Excludes amounts received by the Partnership in January 1996 from the release of excess tax and insurance reserves relating to 1995. Such amounts received from Ethan's Glen IIA, Paces River 2 and Woodlane Place totalled $70,000, $12,000 and $23,000, respectively.
(4) Excludes contingent interest of $70,549 received by the Partnership from Washington Ridge during 1995.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

To the Partners and Beneficial Assignee Certificate Holders of
  Capital Realty Investors Tax Exempt Fund III Limited Partnership:

     We have audited the accompanying balance sheets of Capital Realty Investors Tax Exempt Fund III Limited Partnership (the Partnership, a Delaware limited partnership) as of December 31, 1995 and 1994, the related statements of operations, changes in partners' capital (deficit) and cash flows for the years ended December 31, 1995 and 1994 and the related consolidated statement of operations, changes in partners' capital (deficit) and cash flows for the year ended December 31, 1993. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain borrowers (Washington Ridge and Regency Woods in 1993) which received the proceeds of the Partnership's investments in mortgage revenue bonds, which combined statements reflect total revenues of 21 percent of 1993 totals. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these borrowers, is based solely on the reports of the other auditors.

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

     As discussed in Note 2 to the financial statements, the Partnership's 1994 and 1995 financial statements have been restated to account for its investments in mortgage revenue bonds as debt securities.

     In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Realty Investors Tax Exempt Fund III Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years ended December 31, 1995, 1994 and 1993, in conformity with generally accepted accounting principles.


                                                  Arthur Andersen LLP

Washington, D.C.
May 8, 1996

             CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                     ASSETS

                                                                             As of December 31,
                                                                       -------------------------------
                                                                           1995               1994
                                                                       ------------       ------------
Investment in mortgage revenue bonds                                   $ 70,951,947       $ 70,951,947

Cash and cash equivalents                                                   187,747            100,513
Marketable securities                                                     1,213,572          1,707,572
Working capital reserves invested in marketable securities                4,235,144          3,846,520
Interest reserves invested in marketable securities                         298,750            414,326
Receivables and other assets                                                 46,719            100,685
                                                                       ------------       ------------
     Total assets                                                      $ 76,933,879       $ 77,121,563
                                                                       ============       ============

                     LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)


Distributions payable                                                  $  1,593,577       $  2,177,886
Accounts payable and accrued expenses                                       393,345            145,954
                                                                       ------------       ------------
     Total liabilities                                                    1,986,922          2,323,840
                                                                       ------------       ------------

Partners' capital (deficit):
  General Partner                                                          (448,563)          (450,071)
  Beneficial Assignee Certificates (BACs) - 5,258,268 BACs
    issued and outstanding                                               75,395,520         75,247,794
                                                                       ------------       ------------
     Total partners' capital                                             74,946,957         74,797,723
                                                                       ------------       ------------

     Total liabilities and partners' capital                           $ 76,933,879       $ 77,121,563
                                                                       ============       ============

















                            The accompanying notes are an integral
                              part of these financial statements.

              CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                                 STATEMENTS OF OPERATIONS


                                                                             For the years ended December 31,
                                                                         1995                1994           1993
                                                                      -----------         -----------    -----------
Interest from mortgage revenue bonds and working
  capital loans                                                       $ 7,064,848         $ 6,906,896    $        --
                                                                      -----------         -----------    -----------

Income from investment in real estate:
  Rental revenue                                                               --                  --     13,433,679
  Rental expense                                                               --                  --     (7,144,288)
  Depreciation                                                                 --                  --     (3,466,782)
                                                                      -----------         -----------    -----------
  Net rental income                                                            --                  --      2,822,609
                                                                      -----------         -----------    -----------
                                                                        7,064,848           6,906,896      2,822,609
                                                                      -----------         -----------    -----------
Other income (expenses):
  Other interest income                                                   175,506             214,004        345,366
  Merger-related expenses                                                (338,559)                 --             --
  General and administrative                                             (297,001)           (314,850)      (446,474)
  Professional fees                                                       (81,258)            (72,740)      (111,222)
  AMEX Listing                                                                 --                  --        (18,517)
                                                                      -----------         -----------    -----------
                                                                         (541,312)           (173,586)      (230,847)
                                                                      -----------         -----------    -----------
Income before cumulative effect of accounting change                    6,523,536           6,733,310      2,591,762

Cumulative effect of change in accounting for mortgage
  revenue bonds                                                                --         (10,155,671)            --
                                                                      -----------         -----------    -----------
Net income (loss)                                                     $ 6,523,536         $(3,422,361)   $ 2,591,762
                                                                      ===========         ===========    ===========

Net income (loss) allocated to General Partner (1.01%)                $    65,888         $   (34,566)   $    26,177
                                                                      ===========         ===========    ===========

Net income (loss) allocated to BAC Holders (98.99%)                   $ 6,457,648         $(3,387,795)   $ 2,565,585
                                                                      ===========         ===========    ===========

Per BAC data:
  Income before cumulative effect of accounting change                       1.23                1.27           0.49
  Cumulative effect of change in accounting for
    mortgage revenue bonds                                                     --               (1.91)            --
                                                                      -----------         -----------    -----------
Net income (loss) per BAC                                             $      1.23         $     (0.64)   $      0.49
                                                                      ===========         ===========    ===========

BACs outstanding                                                        5,258,268           5,258,268      5,258,268
                                                                      ===========         ===========    ===========


                            The accompanying notes are an integral
                              part of these financial statements.

              CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                      STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                      For the years ended December 31, 1995, 1994 and 1993


                                                                         Beneficial
                                                                          Assignee
                                                                        Certificate         General
                                                                          Holders           Partner         Total
                                                                        ------------      -----------    ------------
Balance, December 31, 1992                                              $ 93,185,667      $  (267,050)   $ 92,918,617

  Distributions of $1.63 per BAC (including return
    of capital of $1.14 per BAC)                                          (8,544,686)         (87,182)     (8,631,868)

  Net income                                                               2,565,585           26,177       2,591,762
                                                                        ------------      -----------    ------------
Balance, December 31, 1993                                                87,206,566         (328,055)     86,878,511

  Distributions of $1.63 per BAC (all of which is
    return of capital)                                                    (8,570,977)         (87,450)     (8,658,427)

  Net loss                                                                (3,387,795)         (34,566)     (3,422,361)
                                                                        ------------      -----------    ------------
Balance, December 31, 1994                                                75,247,794         (450,071)     74,797,723

  Distributions of $1.20 per BAC (including return
    of capital of $0.00 per BAC)                                          (6,309,922)         (64,380)     (6,374,302)

  Net income                                                               6,457,648           65,888       6,523,536
                                                                        ------------      -----------    ------------
Balance, December 31, 1995                                              $ 75,395,520      $  (448,563)   $ 74,946,957
                                                                        ============      ===========    ============





















                           The accompanying notes are an integral
                              part of these financial statements.

              CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                                 STATEMENTS OF CASH FLOWS

                                                                                   For the years ended December 31,
                                                                              1995             1994               1993
                                                                          ------------     ------------       ------------
Cash flows from operating activities:
  Net income (loss)                                                       $  6,523,536     $ (3,422,361)      $  2,591,762
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Depreciation                                                                  --               --          3,466,782
      Cumulative effect of accounting change                                        --       10,155,671                 --
      Changes in assets and liabilities:
        Decrease in restricted cash
          and cash equivalents                                                      --               --            577,009
        Decrease in receivables and other assets                                53,966           16,290             61,100
        Increase in deferred revenue                                                --               --            252,996
        Increase in accrued mortgage administration
          and servicing fees due to related parties                                 --               --            416,811
        Decrease in other liabilities
          related to real estate operations                                         --               --           (277,563)
        Increase (decrease) in accounts payable and
          accrued expenses                                                     247,391             (231)             3,203
                                                                          ------------     ------------       ------------
        Net cash provided by operating activities                            6,824,893        6,749,369          7,092,100
                                                                          ------------     ------------       ------------
Cash flows from investing activities:
  Sale of marketable securities                                             12,938,223       10,618,490         14,418,516
  Purchase of marketable securities                                        (12,444,223)     (10,589,456)       (14,398,858)
  Deposits to working capital reserves invested
    in marketable securities                                                  (539,995)              --            (98,939)
  Withdrawals from working capital reserves invested
    in marketable securities                                                   151,371        1,917,953          1,652,326
  Withdrawals from interest reserves invested
    in marketable securities                                                   115,576               --             15,000
                                                                          ------------     ------------       ------------
       Net cash provided by investing activities                               220,952        1,946,987          1,588,045
                                                                          ------------     ------------       ------------
Cash flows from financing activities:
  Distributions to BAC Holders and General Partner                          (6,958,611)      (8,662,676)        (8,620,184)
                                                                          ------------     ------------       ------------
Net increase in cash and cash equivalents                                       87,234           33,680             59,961

Cash and cash equivalents, beginning of year                                   100,513           66,833              6,872
                                                                          ------------     ------------       ------------
Cash and cash equivalents, end of year                                    $    187,747     $    100,513       $     66,833
                                                                          ============     ============       ============








                           The accompanying notes are an integral
                             part of these financial statements.

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

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

                          NOTES TO FINANCIAL STATEMENTS

2.   Summary of significant accounting policies

     a.   Method of accounting
          --------------------

          The financial statements of the Partnership are prepared in accordance with generally accepted accounting principles (GAAP).

     b.   Use of estimates
          ----------------

          In preparing financial statements in conformity with GAAP, the Partnership is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

     c.   Investments in mortgage revenue bonds and working capital loans
          ---------------------------------------------------------------

          Prior to January 1, 1994, the Partnership accounted for its investment in mortgage revenue bonds in accordance with the American Institute of Certified Public Accountants (AICPA) "Notice to Practitioners - ADC Arrangements" (the Notice). Under the Notice, loans qualifying as ADC arrangements follow real estate or joint venture accounting policies if the lender effectively has the risks and rewards of an owner or investor in real estate. Generally, the lender has the same risks and rewards as an owner or investor if the borrower has little or no equity in the project and if the lender expects to participate in residual profits (as defined in the Notice) of the project. Further, if the lender is expected to receive over 50 percent of the expected residual profits from a project, the lender should account for the arrangement as real estate. As such, the Ocean Walk, Regency Woods, Valley Creek II, and Washington Ridge investments originally qualified as ADC arrangements and followed real estate accounting policies. However, affiliates of the Partnership formed to take title to the properties (Owner Partnerships) received deeds in lieu of foreclosure, subject to existing indebtedness, on all of these investments, except Washington Ridge, from 1993 through 1995.

          Also prior to January 1, 1994, investments in mortgage revenue bonds and working capital loans were accounted for as real estate on the earlier of the date of ADC determination, deed in lieu of foreclosure, transfer of partnership interests, or in-substance foreclosure, and were recorded at the lower of (a) the carrying value of the mortgage revenue bonds and working capital loans and related accrued interest or (b) the estimated fair value of the property, including other net assets of the property.
     The estimated fair values of the properties were the amounts the owners of the properties could reasonably expect to receive in an as-is sale between a willing buyer and a willing seller. The General Partner determined the estimated fair value of the properties acquired based upon information obtained from independent real estate appraisers and/or its own market analyses. To the extent fair value was less than carrying value, direct write-downs were recorded to establish a new basis for these assets. Since the working capital loans are subordinate to the first mortgage loan on the properties, write-downs were first applied against the working capital loans and then against the mortgage revenue bonds. As of January 1, 1994, the Partnership's investment in working capital loans had been written down to zero.

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

2.   Summary of significant accounting policies - Continued

          Subsequent to recording its investment as real estate, the Partnership evaluated its recorded investment in the properties on a lower of cost or net realizable value basis, under the guidance of the American Institute of Certified Public Accountants (AICPA) Statement of Position 92-3 "Accounting for Foreclosed Assets". The Partnership's net realizable value determination took into account the Partnership's intention to hold these properties for the long term, if necessary, to recover its recorded investment. If the Partnership determined that its estimated net realizable value was less than the recorded investment in the property, an additional valuation adjustment was recorded if the decline was considered permanent.

          In May 1993, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). This statement requires that most investments in securities be classified into one of the following investment categories based upon circumstances under which securities might be sold: Held to Maturity, Available for Sale, and Trading. Generally, investments in securities for which an enterprise has both the ability and the intent to hold to maturity should be accounted for using the amortized cost method and all other securities must be recorded at their fair values. Following such adoption, the Partnership (as did others in the industry) continued to account for its investments in mortgage revenue bonds as investments in real estate based on ADC determination or consolidation of the Owner Partnership in accordance with SEC rules.

          In conjunction with the review of the Partnership's 1995 financial statements by the Securities and Exchange Commission (SEC) staff, the Partnership agreed that it would account for all of its investments in mortgage revenue bonds as debt securities under the provisions of SFAS 115 effective January 1, 1994, and restate its 1995 and 1994 financial statements to reflect this change. Accordingly, effective January 1, 1994, all investments in mortgage revenue bonds are classified and accounted for as held to maturity securities and are carried at amortized cost because of the Partnership's ability and intent to hold these investments to maturity. The effect of adopting SFAS 115 on net income previously reported for 1995 and 1994 is $2,795,175 and $(6,678,675), respectively. Income per BAC as previously reported was $0.70 and $0.61 for 1995 and 1994, respectively. Income (loss) per BAC as previously reported has been revised to $1.23 and $(0.64) per BAC for 1995 and 1994, respectively. The impact on partners capital of adopting SFAS 115 for 1995 and 1994 is $(3,883,500) and $(6,678,675), respectively.

          As discussed above, the Partnership accounted for its investment in mortgage revenue bonds and working capital loans as real estate, until January 1, 1994, when the financial statements were restated to reflect implementation of SFAS 115. Net realizable value, prior to implementation of SFAS 115, was based on holding the assets for long-term income production - as such net realizable value only considered the recovery of the Partnership's investments over time based on the properties' ability to generate sufficient cash flow to recover the Partnership's investment over the long term. Based on the SEC's requirement that the Partnership account for its mortgage revenue bonds as debt securities, the implementation of SFAS 115 has a different accounting framework for evaluating realizability. In accordance with SFAS 115's provisions for held to maturity securities, the Partnership evaluates the fair value of its mortgage revenue bonds to

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

2.   Summary of significant accounting policies - Continued

     determine if impairment exists. If a decline in fair value is determined to be other-than-temporary, the security is written down to its fair value. Since most of these bonds are in default the Partnership has concluded that permanent impairment has occurred. As such, the amount of permanent impairment is measured by the Partnership's estimate of the mortgage revenue bonds' fair value at January 1, 1994. The Partnership has measured fair value as discussed below. This effect of adopting SFAS 115 is reflected as a cumulative effect of change in accounting for mortgage revenue bonds in the statements of operations. On an ongoing basis, the Partnership evaluates the permanent impairment; however, subsequent to January 1, 1994, the Partnership did not recognize any impairment losses.

     Interest Income Recognition
     ---------------------------

          Since six of the eight mortgage revenue bonds are in default and write-downs have been taken on all of the mortgage revenue bonds due to impairment, base interest and contingent interest on the mortgage revenue bonds is recognized as revenue when collected.

     d.   Depreciation
          ------------

          Through December 31, 1993, depreciation of real estate was based on the estimated useful lives of the properties, which consist of 27.5 years for building and 7 years for personal property. The straight-line method was used for building, and the double declining balance method was used for personal property.

     e.   Cash and cash equivalents
          -------------------------

          Cash and cash equivalents consist of tax-exempt money market funds with original maturities of three months or less.

     f.   Marketable securities
          ---------------------

          Marketable securities, consisting of tax-exempt municipal bonds with carrying amounts of $1,213,572 and $1,707,572 as of December 31, 1995 and 1994, respectively, are stated at their approximate market value. The Partnership has the option to resell certain bonds to the seller on seven days' notice at the bonds' par value. Proceeds from the sale of marketable securities totalled $13,205,170, $12,536,443 and $16,085,842 for the years ended December 31, 1995, 1994 and 1993, respectively. Realized gains and losses on these sales were determined on a specific identification basis. The interest rate on the bonds is generally adjusted weekly.

          The Partnership has classified its investments in marketable securities into the Available for Sale category under SFAS 115. There were no net unrealized holding gains or losses recognized during 1995 and 1994 as the cost for the tax-exempt municipal bonds approximated fair value throughout 1995 and 1994.

          As of December 31, 1995, the Partnership had aggregate investments in marketable securities (including those held in working capital and interest reserves, as discussed below) with the following maturities:

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

2.   Summary of significant accounting policies - Continued

                 Amount            Maturity
               -----------         --------

               $  900,632          Within one year
                1,030,711          Between one and five years
                  690,000          Between five and ten years
                3,126,123          After ten years
               -----------
               $5,747,466
               ===========

     g.   Working capital reserves
          ------------------------

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

     h.   Interest reserves
          -----------------

          The Partnership established interest reserves which represent the General Partner's estimate of the total base interest on the investment in mortgage revenue bonds and working capital loans to be deferred during the deferral period (generally, the project construction period), as defined by the respective loan agreements. The interest reserves also included debt service reserves established by the Partnership for six mortgage loans. Funds in the interest reserves are invested in tax-exempt municipal bonds with terms similar to the Partnership's marketable securities and are stated at their approximate market value. The interest reserves may be used to supplement distributions to BAC Holders in an amount sufficient to achieve an equivalent gross base interest rate as if the full amount of base interest had been paid to the Partnership during the deferral period. Interest reserves were $298,750 and $414,326 as of December 31, 1995 and 1994, respectively. There were no interest reserves established during 1995, 1994 or 1993. During 1995, 1994 and 1993, amounts of $115,576 and $0 and $15,000, respectively, were transferred to working capital reserves to fund distributions to BAC Holders from the debt service reserve or used to fund distributions to BAC Holders from the deferred interest reserve.

     i.   Fair value of financial instruments
          -----------------------------------

          In December 1991, the FASB issued Statement of Financial Accounting Standards No. 107 "Disclosures about Fair Value of Financial Instruments" (SFAS 107). This statement requires the disclosure of fair value information about financial instruments for which it is practicable to

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

2.   Summary of significant accounting policies - Continued

     estimate that value. The Partnership implemented SFAS 107 in 1995. The Partnership has determined that the carrying value of its cash and cash equivalents approximate fair value. The estimated fair value of marketable securities and working capital/interest reserves invested in marketable securities are based on the quoted market prices of these instruments at December 31, 1995. The estimated fair value of the mortgage revenue bonds is based upon the redemption amount relating to the mortgage revenue bonds under the amended merger agreement.

          The following table presents information on the Partnership's financial instruments:

                                         Carrying         Estimated Fair
                                         Value at            Value at
                                     December 31, 1995   December 31, 1995
                                          (000's)             (000's)
                                     -----------------   -----------------
     Cash and cash equivalents          $   188             $   188
     Marketable securities                1,214               1,211
     Working capital reserves
       invested in marketable
       securities                         4,235               4,228
     Interest reserves invested in
       marketable securities                299                 298
     Mortgage revenue bonds              70,952              73,896


     j.   Statements of Cash Flows
          ------------------------

          The statements of cash flows are intended to reflect only cash receipt and cash payment activity; therefore, the statements do not reflect non-cash investing and financing activities that affect the balance sheets.

     k.   Income taxes
          ------------

          No provision has been made for federal, state or local income taxes in the financial statements since the General Partner and the BAC Holders are required to report on their individual tax returns their allocable share of taxable income, gains, losses, deductions and credits of the Partnership. For federal income tax purposes, the Partnership's investment in mortgage revenue bonds and working capital loans is carried at cost in the aggregate amount of $100,510,604 as of both December 31, 1995 and 1994. Interest income from the mortgage revenue bonds is exempt from regular federal income tax, as discussed in Notes 5 and 6.

     l.   Net income (loss) and distributions per BAC
          -------------------------------------------

          Net income (loss) and distributions per BAC represent 98.99% of net income (loss) and distributions declared, respectively, divided by the number of BACs outstanding during the year.

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

2.   Summary of significant accounting policies - Continued

     m.   Reclassifications
          -----------------

          Certain amounts in the financial statements for the year ended December 31, 1993 and 1994 have been reclassified to conform with the 1995 presentation.

3.   Related-party transactions

     The General Partner has the authority and responsibility for, among other things, the overall management and control of the Partnership. The General Partner and its affiliates do not receive any fees from the Partnership for their services to the Partnership, but are reimbursed by the Partnership for any actual costs and expenses incurred in connection with the operation of the Partnership. During 1995, 1994 and 1993, $188,546, $191,411 and $163,540,
respectively, were reimbursed for such costs and are included in general and administrative expense and merger- related expense in the statements of operations.

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

     The following unpaid fees were due to CRI/CRICO Mortgage and CRIIMI from the borrowers as of December 31, 1995 and 1994:

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
                                               ===========    ===========

     The unpaid fees are payable from available cash flow after payment of all current and delinquent base interest and accrued interest on delinquent base interest. If available cash flow from the borrower is insufficient to pay the fee, it is payable on the earlier of prepayment or maturity of the loan, after debt repayment. Any payments made with respect to unpaid fees will be applied

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

3.   Related-party transactions - Continued

against the oldest outstanding fees first.

     In connection with the amended merger agreement entered into by the Partnership, as discussed in Note 7, unpaid fees accrued through June 30, 1995 will be purchased from CRI for the discounted amount of $667,485, which represents approximately 42% of the total accrued fees owed to CRI. In addition, unpaid fees accrued from July 1, 1995 through June 30, 1996 will be purchased by Capital Apartment Properties, Inc. (CAPREIT) from CRIIMI for $556,674, which represents 100% of the accrued fees which are expected to be owed to CRIIMI for that period. The proposed purchase price for CRIIMI's portion remains in effect until June 30, 1996. If the proposed merger is not consummated by such date, the purchase price of CRIIMI's portion of the accrued servicing fees will be adjusted upward at a rate of $47,223 per month.

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

     On February 1, 1994, CRICO and CRICO Minnesota contributed their property management contracts and personnel to CAPREIT Residential Corporation (Residential). Residential was formed by CRI, but on February 1, 1994, Residential was sold to A.P. CAPREIT Limited Partnership, which is not currently owned or controlled by CRI and/or its affiliates, although CRI and several affiliates held up to an aggregate 22% residual profit interest until June 30, 1995, when the interests were redeemed. This change did not result in any increase in property management fees.

     Owner Partnerships formed to take title to properties, subject to existing indebtedness, are structured as limited partnerships. The Owner Partnerships

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

3.   Related-party transactions - Continued

and the managing general partner of the General Partner have primarily common ownership (except for Ethan's Glen IIA prior to March 14, 1996) and are under common control. The Owner Partnerships, rather than the Partnership, became holders of title to the properties in an effort to maintain the tax-exempt nature of the interest on the mortgage revenue bonds and to hold their properties until their ultimate disposition. No compensation or fees were paid by the Partnership to the Owner Partnerships or their principals in connection with the transfers of ownership.

     In connection with the amended merger agreement, each of the Owner Partnerships has agreed to either (a) sell, assign and transfer the partnership interests in, or the real property and other assets of, such Owner Partnerships to CAPREIT or its designee for no additional consideration or (b) admit CAPREIT or its designee as the managing general partner, whereupon the general partner interests of the current general partners will be converted into limited partner interests, and CAPREIT will have the option to acquire all of the limited partner interests at any time within five years from the closing date of the merger at the then fair market value (defined as the proportionate interest of such limited partner in the fair market value of the partnership property as encumbered by the mortgage loans) thereof. Although such interests currently have nominal value, if the fair market value of the partnership properties increases prior to the time CAPREIT exercises its option, such increase in value may benefit the owners of the Owner Partnerships.

4.   Profits, losses and cash distributions to Partners

     Cash available for distribution (defined below) is distributed on a quarterly basis within 45 days after the end of each quarter. Each year, cash available for distribution is distributed 98.99% to the BAC Holders and 1.01% to the General Partner for each year until the BAC Holders receive a noncumulative return equal to 10% per annum of their adjusted capital contribution (adjusted for any return of capital contributions and by any distributions of residual or liquidation proceeds from the sale of mortgaged properties or the dissolution of the Partnership, described below). Thereafter, during such year, the balance of all such cash available for distribution will be distributed 90% to the BAC Holders and 10% to the General Partner.

     Cash available for distribution, as defined in the Partnership Agreement, is as follows:

     (1)  all revenues received by the Partnership, plus
     (2) any amounts released by the General Partner from the working capital reserves, plus

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

4.   Profits, losses and cash distributions to Partners - Continued

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

     Profits arising from a sale of a mortgaged property or repayment of a mortgage loan will be allocated to the General Partner and BAC Holders as follows: (i) that portion of profits as of the date immediately prior to the date of sale or repayment shall be allocated in proportion to the negative balances in their capital accounts, if any, to bring such negative balances in their capital accounts to zero; (ii) to the General Partner and BAC Holders in the amount of their capital contributions reduced (but not below zero) by any return of capital contributions previously made to them and reduced by the sum of (a) the total amount of all prior distributions of residual proceeds made to them, plus (b) the positive balance in their respective capital accounts prior

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

4.   Profits, losses and cash distributions to Partners - Continued

to this allocation; (iii) of the remainder, 98.99% to the BAC Holders and 1.01% to the General Partner, until the BAC Holders have received an allocation equal to any unpaid portion of an amount which equals an annual noncompounded return of 10% on their adjusted capital contributions (the Preferred Cash Flow Return); provided however, that the allocation to the General Partner pursuant to this provision will be deferred until after the BAC Holders have been allocated an amount equal to any unpaid portion of the Preferred Cash Flow Return; and (iv) the remainder, 90% to the BAC Holders and 10% to the General Partner. No proceeds were received in connection with any transfers of properties to Owner Partnerships.

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

     The Partnership expects to continue to make distributions to BAC Holders on a quarterly basis. The amended merger agreement stipulates that 1996 distributions cannot exceed ten cents per BAC per month. There are no other legal restrictions on the Partnership's present or future ability to make cash distributions other than as set forth in the amended merger agreement. The distributions to BAC Holders have been funded from three primary sources: cash flow from the underlying properties' operations, surplus working capital reserves of the Partnership, and funds from property reserves/borrower guarantees. However, because the surplus working capital reserves are almost depleted and property reserves/borrower guarantees were depleted during the first quarter of 1995, it is expected that distributions will be based primarily on cash flow from the Partnership's operations. Cash flow from the Partnership's operations consists of cash flow from six of the properties, plus specified interest payments from two properties and contingent interest from one property, supplemented by any available property reserves/borrower guarantees, less Partnership expenses. The General Partner seeks to optimize cash flow from the properties owned by Owner Partnerships. Despite these efforts, the amounts paid to the Partnership from the borrowers may be expected to fluctuate from period to period due to changes in occupancy rates, rental rates, operating expenses and other variables.

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

4.   Profits, losses and cash distributions to Partners - Continued

     The following distributions were paid or accrued to BAC Holders of record during 1995, 1994 and 1993:

                                          1995                          1994                        1993
                                     Distributions to              Distributions to            Distributions to
                                        BAC Holders                   BAC Holders                 BAC Holders
                                 ------------------------      ------------------------    ------------------------
   Quarter Ended                    Total         Per BAC         Total         Per BAC       Total         Per BAC
- ----------------------           -----------      -------      -----------      -------    -----------      -------
March 31                         $ 1,577,480      $  0.30      $ 2,103,307      $  0.40    $ 2,106,988      $  0.40
June 30                            1,577,480         0.30        2,155,890         0.41      2,135,908         0.41
September 30                       1,577,480         0.30        2,155,890         0.41      2,141,693         0.41
December 31                        1,577,482         0.30        2,155,890         0.41      2,160,097         0.41
                                 -----------      -------      -----------      -------    -----------      -------
     Total                       $ 6,309,922      $  1.20      $ 8,570,977      $  1.63    $ 8,544,686      $  1.63
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
                                                                 ============       ============      ============


(1) Defined in the Limited Partnership Agreement as (a) all revenues received by the Partnership during such period, plus (b) any amounts which the Managing General Partner releases from the Working Capital Reserve as being no longer necessary to hold as part of the Working Capital Reserve, plus
     (c) any amounts released to the Partnership from the Interest Reserve Account with respect to a mortgaged property after completion of construction of such mortgaged property, less (i) operating expenses of the Partnership paid from reserves during the period, including any expenses paid to the General Partner, but not including such amounts paid from the

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

4.   Profits, losses and cash distributions to Partners - Continued

     Working Capital Reserve, (ii) all cash payments made from Revenues during such period to discharge Partnership indebtedness, and (iii) all amounts from revenues, if any, added to the Working Capital Reserve during such period. Cash flow as defined in the Limited Partnership Agreement is not to be construed as an alternative to operating income in accordance with GAAP as an indication of the Partnership's operating performance.

(2) Excludes working capital loan advances and repayments of $153,000 and $83,939, respectively.

     Although distributions are paid on a quarterly basis, in July 1993, the Partnership began declaring distributions on a monthly basis as a result of listing the BACs on AMEX. Distributions to BAC Holders totalling $2,103,307 or $0.40 per BAC were declared for the four months ending April 30, 1996, payable to BAC Holders of record as of the last day of each month.

5.   Investment in Mortgage Revenue Bonds

Description of the portfolio
- ----------------------------

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

     The Partnership invested in eight Federally tax-exempt mortgage revenue bonds with an aggregate principal amount of $97,101,000 and made three working capital loans with an aggregate principal amount of $3,409,604. A description of the mortgage revenue bonds and working capital loans held by the Partnership is as follows:

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

5.   Investment in Mortgage Revenue Bonds - Continued

                                                                          Permanent
                                                                             Loan
                                                           Loan            Maturity           Loan        Carrying
 Mortgaged Property                     No. of         Origination        Face Amount       Maturity        Value
 Name and Location                   Rental Units          Date             (000's)           Date         (000's)
- --------------------                 ------------      ------------      --------------    ----------    -----------
ETHAN'S GLEN IIA
  KANSAS CITY, MO                        242              8/18/88        $    10,525        3/31/2000    $   8,840
GEARY COURTYARD
  SAN FRANCISCO, CA (1)                  164              8/18/88             18,900        9/01/2000        8,706
OCEAN WALK
  KEY WEST, FL                           296              1/27/89             19,826        4/01/2000       16,084
PACES RIVER 2
  ROCK HILL, SC (1)                      230              7/28/88              9,600        2/02/2000        7,842
REGENCY WOODS
  WEST DES MOINES, IA (1)                200              1/29/90              7,560        2/01/2000        4,812
VALLEY CREEK II
  WOODBURY, MN                           177              2/21/89             10,100        7/01/2000        6,508
WASHINGTON RIDGE
  KNOXVILLE, TN                          248             12/14/88             10,000        7/01/2000        7,642
WOODLANE PLACE
  WOODBURY, MN                           216              9/16/88             14,000       11/01/1999       10,518
                                       -----                             -----------                     ---------
                                       1,773                             $   100,511                     $  70,952
                                       =====                             ===========                     =========

(1) The amount listed under face amount of mortgage includes both the first lien tax-exempt loan and the second lien working capital loan.

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

     In March 1993, the Partnership finalized a three-year workout agreement (the Workout) with Paces River 2. The balance of the borrower's guarantee amount has been paid in full. The Workout required the borrower to pay the base interest on the tax-exempt loan in full on a monthly basis, while allowing all or a portion of the interest on the working capital loan to accrue (the amount adjusted annually). Upon the occurrence of a monetary default during the term of the Workout, the Partnership could direct the release of the deed currently held in escrow to be recorded in lieu of foreclosure. The borrower has complied with the terms of the Workout, which expired in March 1996. Effective April 1996, Paces River 2 is required to pay full base interest on both the tax-exempt loan and the working capital loan.

     Shortfalls in interest payments from Regency Woods were being paid from draws on a $250,000 irrevocable letter of credit. The Partnership drew down the full amount remaining under the letter of credit in January 1995, resulting in the default by the borrower on the working capital loan. The borrower transferred the property by deed in lieu of foreclosure to an Owner Partnership

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

5.   Investment in Mortgage Revenue Bonds - Continued

as of February 28, 1995.

     In the fourth quarter of 1994, Washington Ridge informed the Partnership that the debt service coverage requirement had been met. Upon review of documentation from the borrower's independent accounting firm, the General Partner released the operating deficit guarantee on March 30, 1995. Contingent interest is being paid on a quarterly basis.

Collateral
- ----------

     The mortgage revenue bonds are secured by mortgage loans which are collateralized by first mortgages on the properties, assignments of existing and future rents and security agreements with respect to personal property evidenced by the filing of Uniform Commercial Code (UCC) financing statements. Addition-ally, the Partnership required the borrowers to establish operating reserves, replacement reserves, tax and insurance escrows and debt service reserves and provide operating deficit guarantees. As a result of various circumstances, including, but not limited to, slow rent-up of the properties, unstable operations and depletion of certain properties' operating and debt service reserves, Owner Partnerships had received title to six of the properties as of December 31, 1995.

     As of December 31, 1995, six properties collateralizing certain of the mortgage revenue bonds have been transferred by deed in lieu of foreclosure (or by transfer of partnership interests in the borrower entity) to Owner Partnerships, subject to existing indebtedness. In connection with the transfers of properties to Owner Partnerships, the Partnership obtained an opinion from its former independent accounting firm in July of 1991 that the reduction in pay rate and compounding of unpaid base interest at the original base interest rate would not cause a reissuance of the bonds under Section 103 of the Internal Revenue Code of 1986, as amended (the Code) (which would cause the bonds to lose their tax-exempt status). The Partnership also obtained opinions from certain bond counsel that certain transfers of the properties to Owner Partnerships would not cause the Partnership to become a substantial user of the projects or a related party to a substantial user pursuant to Section 103 of the Code (which also could have caused the bonds to lose their tax-exempt status). The bond counsel opinions were obtained in connection with the Ethan's Glen IIA and Ocean Walk transfers.

     In April 1991, the U.S. Supreme Court decided a case, Cottage Savings Association V. Commissioner (Cottage Savings) that could be interpreted to impact then existing authority addressing the modification of debt instruments. In response to this decision in December 1992 the Internal Revenue Service issued Proposed Regulation Section 1.1001-3 which specifically address the tax consequences of modifications of debt instruments. Among other things, these proposed regulations, if they become effective in their current form, would provide that certain modifications of the current interest payments or maturity date of a debt instrument will be treated as a taxable exchange of the original instrument for the modified debt instrument. As a result of this treatment, modifications of the mortgage loans which secure the mortgage revenue bonds could be treated as a deemed reissuance of the mortgage revenue bonds for federal income tax purposes. Any reissuance without the cooperation of the mortgage revenue bond issuers would result in the loss of the tax-exempt status of the mortgage revenue bonds. Such issuers might cooperate and consent to the reissuance; however, there can be no assurance that such issuers would do so or would not impose additional requirements that would have an adverse impact on

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

5.   Investment in Mortgage Revenue Bonds - Continued

the properties.

     Even if issuer consent were obtained, if the modifications are considered material, the debt would have to be re-examined to determine whether it would still be considered debt for tax purposes. This could result in a write-down of principal, would most likely result in a write-off of all accrued and unpaid past due interest and could change the contingent interest feature of the existing mortgage loans. The write down of principal and unpaid interest would not be recoverable upon ultimate disposition or payoff of the mortgage revenue bond and would instead accrue to the benefit of the Owner Partnership to the extent realized.

     Proposed Regulation Section 1.001-3 will become effective only with respect to modifications made on or after the date that is 30 days after the publication of final regulations in the Federal Register. It is uncertain at this time when this proposed regulation will be finalized and whether it will be finalized in its current form. It is also unclear at this time what effect the Cottage Savings decision may have on modifications that have been made to mortgage loans which secure the mortgage revenue bonds or on modifications that might be appropriate in the future. The General Partner believes that the modifications which have been made were consistent with the relevant tax authority which existed at the time of those modifications and have not jeopardized the tax-exempt status of the mortgage revenue bonds. However, these can be no assurance as to the tax-exempt status of the mortgage revenue bonds.

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

     In March 1994, the Partnership was notified by the management agent of Woodlane Place that certain buildings at the property experienced damage due to frost heaving. The Owner Partnerships hired an engineer to analyze the underlying problem of inadequate drainage at the property and to determine the number of affected buildings and the severity of the drainage problem. Based on this analysis, the costs associated with the correction of the drainage problem are expected to be approximately $300,000, and will not be covered by the property's insurance carrier. Due to the nature of the drainage problem, occupancy levels at the property are not expected to decrease as a result of the ongoing capital improvements. Funding for these capital improvements may be provided from the borrowers existing replacement reserves, future property cash flow, and/or a loan to the borrower from the working capital reserves of the Partnership. The Partnership has joined with the borrower's insurance carrier in a lawsuit against the original architect and general contractor of Woodlane Place. The Partnership has joined on a contingent basis, with no legal fees being incurred unless the Partnership receives a settlement or judgment, and with other legal expenses estimated to be less than $20,000. There is no assurance that the Partnership will receive any funds as a result of this lawsuit.

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

5.   Investment in Mortgage Revenue Bonds - Continued

     The General Partner's ongoing strategy has been to continue holding the mortgage revenue bonds until the loan maturity dates. If the merger proposal, as discussed in Note 7, is approved, the interests of the BAC Holders will be redeemed for cash. If the merger proposal is not approved, in order to maximize the overall yield, the General Partner may recommend, subject to satisfactory resolution of any issues relating to the tax-exempt status of the mortgage revenue bonds, for investor approval of the extension of certain loan maturity dates and, if approved, arrange any necessary related amendments to the pertinent mortgage revenue bonds.

Interest
- --------

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

     Contingent interest will be equal to the sum of (i) 100% of the project cash flow for each year up to an amount which provides the Partnership a noncompounded interest rate between 1.5% and 2.25% over the base mortgage interest rate in effect, and (ii) 42.5% to 60% of remaining cash flow (subject to certain priority payments including any currently payable interest with respect to a working capital loan to such borrower) to provide the Partnership a total return of 16% per annum. Contingent interest is payable quarterly on an estimated basis, in arrears but only to the extent of available net cash flow, if any. Contingent interest is recognized as revenue when collected.
Contingent interest due as of December 31, 1995, 1994 and 1993 amounted to $37,635,033, $30,841,439 and $23,977,293, respectively. No contingent interest was received or accrued by the Partnership during 1994 or 1993. The Partnership received contingent interest of $70,549 from Washington Ridge during 1995.

     To the extent that the aggregate of all interest payments, including contingent interest, for any period after completion of construction does not equal 16% per annum, the difference will be deferred (without interest on contingent interest) until the mortgaged property is sold or the mortgage loan is otherwise repaid and will only be payable if sufficient proceeds exist. The amount of deferred contingent interest payable in such event will equal the sum of (i) 100% of the sale or repayment proceeds (after certain priority payments) up to the amount necessary for the Partnership to achieve the full amount of the 100% participation, to the extent that such amount was previously deferred, and/or (ii)(a) with respect to mortgage loans for to-be-constructed or rehabilitated mortgaged properties, 50% of the sale or repayment proceeds, or
(b) with respect to mortgage loans for existing mortgaged properties, up to 42.5% to 60% of the sale or repayment proceeds, in either instance after the payment of any 100% participation, if applicable, up to the amount necessary for

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

5.   Investment in Mortgage Revenue Bonds - Continued

the Partnership to achieve a total return of 16% per annum. Consequently, the ability of the Partnership to collect all contingent interest will be dependent upon the mortgaged property's operating performance and the sale or repayment proceeds. Because the Partnership may not be able ultimately to collect contingent interest, the Partnership has not recorded any contingent interest since inception of the Partnership with exception to the contingent interest received from Washington Ridge, as discussed above.

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

5.   Investment in Mortgage Revenue Bonds - Continued

     Presented below is a summary of base interest payments for the years ended December 31, 1995, 1994 and 1993 that are due to the Partnership from the borrowers.


                                                                    For the year ended December 31, 1995
                                            ----------------------------------------------------------------------------------
                                                                Base Interest     Base Interest                   Cumulative
                                                                  Paid From         Paid From       Current Base    Unpaid
                                             Current Base        Properties'      Non-Operating       Interest       Base
                                            Interest Due(1)     Operations(3,4)     Sources(2)        Not Paid      Interest
                                            ---------------     -------------     -------------     ------------  -----------
Ethan's Glen IIA                            $    920,937        $    754,900      $         --      $   166,037   $   321,262
Geary Courtyard                                1,740,600             762,000                --          978,600     5,722,503
Ocean Walk                                     1,774,427           1,648,840                --          125,587     1,466,416
Paces River 2                                    769,025             795,522                --          (26,497)      197,359
Regency Woods                                    693,458             463,362            17,834          212,262       270,050
Valley Creek II                                  919,100             722,363                --          196,737       707,343
Washington Ridge                                 875,000             875,000                --               --        72,917
Woodlane Place                                 1,407,000             954,478                --          452,522     2,662,408
                                            ------------        ------------      ------------      -----------   -----------
                                            $  9,099,547        $  6,976,465      $     17,834      $ 2,105,248   $11,420,258
                                            ============        ============      ============      ===========   ===========

                                                                    For the year ended December 31, 1994
                                            ---------------------------------------------------------------------------------
                                                                Base Interest     Base Interest                   Cumulative
                                                                  Paid From         Paid From       Current Base    Unpaid
                                             Current Base        Properties'      Non-Operating       Interest       Base
                                            Interest Due(1)      Operations         Sources(2)        Not Paid      Interest
                                            ---------------     -------------     -------------     ------------  -----------
Ethan's Glen IIA                            $    920,937        $    776,803      $     16,053      $   128,081   $   155,225
Geary Courtyard                                1,740,600             601,329                --        1,139,271     4,743,903
Ocean Walk                                     1,774,427           1,571,022            35,838          167,567     1,340,829
Paces River 2                                    769,025             743,314                --           25,711       223,856
Regency Woods                                    693,458             544,268           149,190               --        57,788
Valley Creek II                                  919,100             614,332                --          304,768       510,606
Washington Ridge                                 875,000             875,000                --               --        72,917
Woodlane Place                                 1,407,000             979,747                --          427,253     2,209,886
                                            ------------        ------------      ------------      -----------   -----------
                                            $  9,099,547        $  6,705,815      $    201,081      $ 2,192,651   $ 9,315,010
                                            ============        ============      ============      ===========   ===========

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

5.   Investment in Mortgage Revenue Bonds - Continued


                                                                    For the year ended December 31, 1993
                                            ---------------------------------------------------------------------------------
                                                                Base Interest     Base Interest                   Cumulative
                                                                  Paid From         Paid From       Current Base    Unpaid
                                             Current Base        Properties'      Non-Operating       Interest       Base
                                            Interest Due(1)      Operations         Sources(2)        Not Paid      Interest
                                            ---------------     -------------     -------------     ------------  -----------
Ethan's Glen IIA                            $    920,937        $    811,075      $    159,463      $   (49,601)  $    27,144
Geary Courtyard                                1,740,600             687,267                --        1,053,333     3,604,632
Ocean Walk                                     1,774,427           1,560,048                --          214,379     1,173,262
Paces River 2                                    769,025             706,634           142,848          (80,457)      198,145
Regency Woods                                    673,303             538,836           134,467               --        57,788
Valley Creek II                                  919,100             554,970           234,883          129,247       205,838
Washington Ridge                                 875,000             875,000                --               --        72,917
Woodlane Place                                 1,407,000             880,463                --          526,537     1,782,633
                                            ------------        ------------      ------------      -----------   -----------
                                            $  9,079,392        $  6,614,293      $    671,661      $ 1,793,438   $ 7,122,359
                                            ============        ============      ============      ===========   ===========


(1) The Partnership charges the borrowers interest on unpaid base interest, which, totaled $1,050,137, $803,279 and $518,381 for 1995, 1994 and 1993,
     respectively.
(2) Amounts were funded from reserves provided for from the mortgage loan proceeds and/or funds from the general partners of the borrowers.
(3) Excludes amounts received by the Partnership in January 1996 from the release of excess tax and insurance reserves relating to 1995. Such amounts received from Ethan's Glen IIA, Paces River 2 and Woodlane Place totalled $70,000, $12,000 and $23,000, respectively.
(4) Excludes contingent interest of $70,549 received by the Partnership from Washington Ridge during 1995.

Terms
- -----

     In general, the terms of the mortgage loans extend for 10 years after the completion of construction, except for Regency Woods which is for 10 years from the commencement of the mortgage loan. The corresponding bonds contain provisions requiring payment or redemption of the bonds upon maturity of the related loan. The Partnership may seek authority from investors and the issuers of the mortgage revenue bonds to hold the mortgage loans with respect to the mortgaged properties through longer periods within the mortgage revenue bond terms, as described below, if necessary, in an effort to maximize overall yields and residual proceeds upon the sale or refinancing of the underlying properties. There can be no assurance that the investors or the issuers will consent to such extensions.

     The principal of the mortgage revenue bonds will not be amortized during the terms of the bond and will be required to be repaid in a lump-sum balloon payment at the expiration of the loan term or at such earlier time as the loan may require. Each mortgage loan is non-assumable and due on sale of the mortgaged property. Prepayment and sale of a mortgaged property is prohibited

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

5.   Investment in Mortgage Revenue Bonds - Continued

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

Working capital loans
- ---------------------

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

6.    Income taxes

     For income tax purposes, base interest income is accrued when earned. The accrual of base interest is discontinued when at the time of accrual, ultimate collectibility of the base interest due is considered unlikely. Once a loan has been placed in a non-accrual status, income is recorded only as cash payments are received from the borrower or nominee until such time as the uncertainty of collection of unpaid base interest is eliminated. Loans relating to Geary Courtyard, Valley Creek II and Woodlane Place were placed on non-accrual status in 1993; therefore, for income tax purposes, income is recognized to the extent of cash received. Contingent interest from the investment is recognized as revenue when collected. Contingent interest of $70,549, as discussed above, was recognized for the year ended December 31, 1995. No contingent interest was

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

6.   Income taxes - Continued

recognized for the years ended December 31, 1994 and 1993.

     For federal income tax purposes, the investments in all of the mortgage revenue bonds are treated as loans, interest on which is exempt from federal income tax. A reconciliation of the primary differences between the financial statement net income (loss) and municipal income for tax purposes is as follows:

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

6.   Income taxes - Continued

                                                                          For the years ended
                                                                               December 31,
                                                            -----------------------------------------------
                                                                1995             1994              1993
                                                            ------------     ------------      ------------
Financial statement net income (loss)                       $  6,523,536     $ (3,422,361)     $  2,591,726

  Municipal interest income not recognized (1)                        --               --         6,830,474
  Rental income, net (2)                                              --               --        (2,822,609)
  Investment expenses and losses not allowable
    for tax purposes                                              29,166           25,344           720,849
  Excess amortization for tax purposes                          (144,600)        (144,600)         (144,600)
  Adjustment for timing of municipal income
    recognition                                                  467,023          194,754                --
  Taxable income on working capital loans, net                        --               --          (252,033)
  Cumulative effect of accounting change                              --       10,155,671                --
                                                            ------------     ------------      ------------
Municipal income, net for tax purposes                      $  6,875,125     $  6,808,808      $  6,923,807
                                                            ============     ============      ============
Municipal income per BAC                                    $       1.29     $       1.28      $      1.30
                                                            ============     ============      ============


(1) Represents the adjustment for interest income received or receivable during the period, which was previously eliminated from net income for financial statement purposes.
(2)  Represents net rental income from investments accounted for as real estate.

7.   Merger Proposal

     On September 11, 1995, the Partnership and its General Partner entered into a merger agreement, subject to BAC Holder approval, with an affiliate of CAPREIT, a private real estate investment trust. An affiliate of CAPREIT is the property manager for five of the eight properties securing the bonds held by the Partnership. All five of the properties managed by an affiliate of CAPREIT are presently in default with respect to their mortgage loans held by the Partnership. If the merger proposal is approved by a majority vote of BAC Holders, all of the BACs in the Partnership will be redeemed for cash and the interests represented by such BACs will be canceled. On January 31, 1996, the agreement for the proposed merger was modified for the first time to improve the terms of the original proposal. Under the original proposal, the redemption amount per BAC was to be $14.360. Under the first modified agreement, the redemption amount per BAC was to be $15.1735, subject to adjustment but not less than $15.0372 or greater than $15.3098. On March 14, 1996, the merger agreement was modified for the second time to round the expected redemption amount per BAC from $15.1735 to $15.18, subject to adjustment for available cash as defined in the amended merger agreement, but not less than $15.04 or greater than $15.32. In addition, the redemption amounts will be reduced by the amount of court approved legal fees and expenses awarded to counsel of the plaintiffs in the putative class action suits naming the Partnership and others, as described below. Such legal fees and expenses are not expected to exceed $0.19 per BAC.

     The BAC Holders will also vote upon the removal of the Partnership's General Partner immediately prior to consummation of the proposed merger and the

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

7.   Merger Proposal - Continued

election in its stead of a newly-formed wholly-owned subsidiary of CAPREIT. CAPREIT has agreed to pay the General Partner $500,000 in consideration for its 1.01% general partner interest in the Partnership.

     CAPREIT and/or its designee will also acquire accounts receivables held by CRI and CRIIMI, for the accrued mortgage servicing and administration fees on certain property mortgage loans of the Partnership. The general partner of CRIIMI is a subsidiary of CRIIMI MAE Inc., a publicly-traded company affiliated with the General Partners. Under the second modified agreement, CAPREIT will pay the discounted amount of $667,485 to CRI for its fees accrued through June 30, 1995, which represents approximately 42% of the total accrued fees owed to CRI. Also, CAPREIT will pay $566,676 to CRIIMI for its fees accrued from July 1, 1995 through June 30, 1996, which represents 100% of the fees which are expected to be owed to CRIIMI for that period. If the closing of the proposed merger does not occur by June 30, 1996, the amounts to be paid by CAPREIT to CRIIMI will increase, to reflect additional amounts currently being accrued for mortgage servicing and administration fees, at a rate of $47,223 per month.

     Each of the Owner Partnerships has agreed to either (a) sell, assign and transfer the partnership interests in, or the real property and other assets of, such Owner Partnerships to CAPREIT or its designee for no additional consideration or (b) admit CAPREIT or its designee as the managing general partner, whereupon the general partner interests of the current general partners will be converted into limited partner interests, and CAPREIT will have the option to acquire all of the limited partner interests at any time within five years from the closing date of the merger at the then fair market value thereof (defined as the proportionate interest of such limited partner in the fair market value of the partnership property as encumbered by the mortgage loans). Although such interests currently have nominal value, if the fair market value of the partnership properties increases prior to the time CAPREIT exercises its option, such increase in value may benefit the owners of the Owner Partnerships. This feature is required by CAPREIT as a condition of the merger.

     Consummation of the merger is contingent upon the approval of a majority of BAC Holders. The proposed merger is also contingent upon receiving a favorable opinion regarding the fairness of the redemption amount to BAC Holders from a financial point of view. A favorable opinion from an independent investment banking firm was issued on March 14, 1996. A proxy statement is expected to be issued to BAC Holders after it is filed with and clearance is received from the SEC. A preliminary proxy statement was filed with the SEC on March 18, 1996. This proxy statement includes a full description of the proposed merger and the independent fairness opinion.

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

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

8.   Litigation - Continued

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

     In accordance with the Memorandum, the agreements for the proposed merger were amended to provide for the revised merger terms, as previously discussed above. Pursuant to the Memorandum, the plaintiffs' counsel will be entitled to apply to the Chancery Court for an award of reasonable attorneys' fees and expenses. Such expenses are not expected to exceed $0.19 per BAC. These fees will reduce the redemption amounts to BAC Holders in connection with the proposed merger, as discussed. In the event that the proposed merger is not consummated, these fees will not be borne by the Partnership. As such, the Partnership's financial statements do not include any adjustment for these fees.

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

     On November 9, 1995, CRI filed a complaint against Capital Management Strategies, Inc. (CMS), a company controlled by Martin C. Schwartzberg, to

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

8.   Litigation - Continued

determine the proper amount of fees to be paid in 1996 under an asset management agreement. CMS answered on January 10, 1996, but asserted no counterclaims.

     Thereafter, Mr. Schwartzberg launched a hostile consent solicitation to be designated as managing general partner of approximately 125 private partnerships sponsored by CRI. Mr. Schwartzberg is a former shareholder and executive officer of CRI who decided to leave the company as of January 1, 1990. In connection with his departure, he relinquished his general partner duties for all CRI-sponsored partnerships, including those of the General Partner. On March 28, 1996, Mr. Schwartzberg filed a preliminary proxy statement with the SEC opposing the proposed merger.

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

     On February 15, 1996, Mr. Schwartzberg filed suit in the Chancery Court against the General Partner and CRITEF Associates Limited Partnership (No. 14837). He alleges that he has made demands upon the General Partner and CRITEF III Associates Limited Partnership, in his capacity as a general and limited partner of the General Partner and as a limited partner of CRITEF III Associates Limited Partnership, to inspect and obtain copies of a current list of the BAC holders and other documents. He further alleges that his demands were rejected. On February 23, 1996, the General Partner and CRITEF III Associates Limited Partnership answered the complaint, admitting that his demands have been rejected and denying that Mr. Schwartzberg is entitled to the materials requested because, among other things, he lacks standing and proper purpose to inspect and obtain copies of the requested materials. A hearing was held on March 6 and 7, 1996 and it is expected that the Chancery Court will render a decision following submission of briefs by the parties.

     On February 16, 1996, the Partnership, together with the General Partner, Capital Realty Investors Tax Exempt Fund Limited Partnership and its general partner, CRI and CAPREIT (collectively, the Plaintiffs) filed suit against Mr. Schwartzberg in the United States District Court for the Southern District of New York (the District Court), No. 96 Civ. 1186 (LAK) (the New York Action).

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

8.   Litigation - Continued

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

     On March 18, 1996, the District Court issued its Opinion enjoining Mr. Schwartzberg from (1) making any further solicitation of BAC Holders without complying with the provisions of Regulation 14A under the Securities Exchange Act of 1934, and (2) committing any violation of Rule 14a-9 (regarding false or misleading statements) in connection with any solicitation relating to the Partnerships. The injunction was based on the District Court's findings of fact and conclusions of law, in which it stated that the Plaintiffs (including the Partnership) have established a strong likelihood of success on their claim that the press releases constitute a proxy solicitation in violation of securities laws and that the Plaintiffs are likely to establish that Mr. Schwartzberg acted with the requisite culpability with respect to at least some of the false statements made in his press releases. Also on March 18, 1996, Mr. Schwartzberg filed his answer to the complaint in the New York action, coupled with counterclaims against the General Partner alleging that three press releases issued by the General Partner of the Partnership constituted solicitations in violation of the same provisions of the Securities Exchange Act and that they were false and misleading. The counter-defendants deny the allegations. The counter claims sought a temporary restraining order against the General Partner regarding further alleged solicitations and false and misleading statements.
The District Court denied the injunction request by order on April 23, 1996. On April 16, 1996, Mr. Schwartzberg also filed a Notice of Appeal with respect to the injunction against him with the U. S. Court of Appeals for the Second Circuit.

     The Partnership Agreement provides for the indemnification of the General Partners and its affiliates for acts or omissions by the General Partner in good faith and in the best interest of the Partnership. Such indemnification does not extend to a finding of liability for conduct which constitutes fraud, bad faith, misconduct, breach of fiduciary duties or violation of state or federal securities laws. At this time, there is no estimate as to the timing or amount, if any, of the outcome of the New York Action, but the General Partners do not anticipate that the litigation will have a material adverse affect on the Partnership.

9.   Summary of Quarterly Results of Operations (Unaudited)

     The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1995, 1994 and 1993:

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


9.   Summary of Quarterly Results of Operations (Unaudited) - Continued


                                                                                  1995
                                                                              Quarter Ended
                                                        March 31         June 30         September 30    December 31
                                                      ------------     ------------      ------------    ------------
Income (principally interest from mortgage
  revenue bonds and working capital loans)            $  1,792,076     $  1,825,340      $  1,753,266    $  1,869,672
Net income                                               1,656,548        1,736,348         1,397,099       1,733,541
Net income per BAC                                            0.31             0.33              0.26            0.33



                                                                                  1994
                                                                              Quarter Ended
                                                        March 31         June 30         September 30    December 31
                                                      ------------     ------------      ------------    ------------
Income (principally interest from mortgage
  revenue bonds and working capital loans)            $  1,664,038     $  1,803,417      $  1,564,260    $  2,089,185
Cumulative effect of change in accounting
  for mortgage revenue bonds                           (10,155,671)              --                --              --
Net (loss) income                                       (8,605,170)       1,671,292         1,511,190       2,000,327
Cumulative effect of change in accounting
  for mortgage revenue bonds per BAC                         (1.91)              --                --              --
Net (loss) income per BAC                                    (1.62)            0.31              0.28            0.37



                                                                                  1993
                                                                              Quarter Ended
                                                        March 31         June 30         September 30    December 31
                                                      ------------     ------------      ------------    ------------
Income (principally rental income)                    $  3,306,527     $  3,349,443      $  3,456,373    $  3,666,702
Net income                                                 432,414          574,392           615,836         969,120
Net income per BAC                                            0.08             0.11              0.12            0.18


        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

10.  Condensed Combined Financial Information

     Condensed combined financial information on a GAAP basis for the years ended December 31, 1995 and 1994 for all of the borrowers is as follows:

                                                                      As of December 31, 1995
                                                           ------------------------------------------------
                                                           Investments-      Investments-
                                                           Greater Than       Less Than
                                                           20% of Total      20% of Total
                                                              Assets            Assets            Total
                                                           ------------      ------------      ------------
Rental property, net of accumulated
  depreciation                                             $ 14,873,382      $ 61,343,840      $ 76,217,222
Other assets                                                    638,440         2,376,260         3,014,700
                                                           ------------      ------------      ------------
      Total Assets                                         $ 15,511,822      $ 63,720,100      $ 79,231,922
                                                           ============      ============      ============

Mortgage loans payable                                     $ 19,826,000      $ 79,834,604      $ 99,660,604
Accrued interest payable                                      1,466,416        11,884,948        13,351,364
Other liabilities                                               621,345         3,095,150         3,716,495
                                                           ------------      ------------      ------------
      Total liabilities                                      21,913,761        94,814,702       116,728,463

Partners' capital                                            (6,401,939)      (31,094,602)      (37,496,541)
                                                           ------------      ------------      ------------
      Total liabilities and partners' capital              $ 15,511,822      $ 63,720,100      $ 79,231,922
                                                           ============      ============      ============

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


10.  Condensed Combined Financial Information - Continued

                                                                      As of December 31, 1994
                                                           ------------------------------------------------
                                                           Investments-      Investments-
                                                           Greater Than       Less Than
                                                           10% of Total      20% Of Total
                                                              Assets            Assets            Total
                                                           ------------      ------------      ------------
Rental property, net of accumulated
  depreciation                                             $ 15,391,664      $ 64,012,930      $ 79,404,594
Other assets                                                    647,832         1,829,009         2,476,841
                                                           ------------      ------------      ------------
      Total Assets                                         $ 16,039,496      $ 65,841,939      $ 81,881,435
                                                           ============      ============      ============

Mortgage loans payable                                     $ 19,826,000      $ 80,376,241      $100,202,241
Accrued interest payable                                      1,340,913         9,932,128        11,273,041
Other liabilities                                               529,330         2,731,381         3,260,711
                                                           ------------      ------------      ------------
      Total liabilities                                      21,696,243        93,039,750       114,735,993

Partners' capital                                            (5,656,747)      (27,197,811)      (32,854,558)
                                                           ------------      ------------      ------------
      Total liabilities and partners' capital              $ 16,039,496      $ 65,841,939      $ 81,881,435
                                                           ============      ============      ============

                                                                 For the year ended December 31, 1995
                                                           -----------------------------------------------
                                                           Investments-      Investments-
                                                           Greater Than       Less Than
                                                           20% of Total      20% Of Total
                                                              Assets            Assets             Total
                                                           ------------      ------------      ------------
Rental Income                                              $  3,135,481      $ 11,443,751      $ 14,579,232
Rental Expenses                                              (1,587,965)       (6,009,541)       (7,597,506)
Interest Expense                                             (1,774,427)       (7,367,733)       (9,142,160)
Depreciation                                                   (518,282)       (2,669,089)       (3,187,371)
                                                           ------------      ------------      ------------
Net Loss                                                   $   (745,193)     $ (4,602,612)     $ (5,347,805)
                                                           ============      ============      ============

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


10.  Condensed Combined Financial Information - Continued

                                                                 For the year ended December 31, 1994
                                                           -----------------------------------------------
                                                           Investments-      Investments-
                                                           Greater Than       Less Than
                                                           20% of Total      20% Of Total
                                                              Assets            Assets            Total
                                                           ------------      ------------      ------------
Rental Income                                              $  3,308,029      $ 11,059,336      $ 14,367,365
Rental Expenses                                              (1,607,192)       (6,019,660)       (7,626,852)
Interest Expense                                             (1,774,427)       (7,334,514)       (9,108,941)
Depreciation                                                   (504,271)       (2,799,146)       (3,303,417)
                                                           ------------      ------------      ------------
Net Loss                                                   $   (577,861)     $ (5,093,984)     $ (5,671,845)
                                                           ============      ============      ============

     In accordance with Staff Accounting Bulletin 71, complete financial statements are for all borrowers in which the Partnership investment in mortgage revenue bond is 20% or more of the total assets of the Partnership at December 31, 1995 and 1994 are included as an exhibit to the Partnership's financial statements. The borrowers' financial statements are prepared on an income tax basis, which differs from GAAP. The principal differences between income tax basis and GAAP are (i) for income tax purposes the apartment properties are not valued at the lower of cost or net realizable value and a write down to fair value at deed-in-lieu of foreclosure was not taken, (ii) an intangible asset was recognized for tax purposes representing the value to the borrower of its favorable financing when the properties were transferred to Owner Partnership and (iii) depreciable life and method.