Form 10-Q
period 1996-03-31
CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LTD PARTNERSHIP
filed 1996-05-17
CIK 822522

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For the Quarter Ended        March 31, 1996
                         ----------------------


Commission file number           1-12034
                         ----------------------



     CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP
    ----------------------------------------------------------------
        (Exact name of registrant as specified in its charter)



               Delaware                                52-1551450
- ---------------------------------                 -----------------------
 (State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                      Identification No.)




11200 Rockville Pike, Rockville, Maryland                   20852
- -----------------------------------------         ------------------------
(Address of principal executive offices)                 (Zip Code)




                                 (301) 468-9200
- -------------------------------------------------------------------------
              (Registrant's telephone number, including area code)




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No

     As of May 14, 1996, 5,258,268 Beneficial Assignee Certificates were outstanding.

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1996


                                                                      Page
                                                                      ----


PART I.   Financial Information (Unaudited)

Item 1.   Financial Statements

          Balance Sheets - March 31, 1996 and
            December 31, 1995   . . . . . . . . . . . . . . . . .      1

          Statements of Income - for the three months
            ended March 31, 1996 and 1995   . . . . . . . . . . .      2

          Statement of Changes in Partners' Capital
            (Deficit) - for the three months ended
            March 31, 1996  . . . . . . . . . . . . . . . . . . .      3

          Statements of Cash Flows - for the three
            months ended March 31, 1996 and 1995  . . . . . . . .      4

          Notes to Financial Statements   . . . . . . . . . . . .      5

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations   . . . . . . . .      20

PART II.  Other Information

Item 1.   Legal Proceedings   . . . . . . . . . . . . . . . . . .      28

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . .      31

Signature     . . . . . . . . . . . . . . . . . . . . . . . . . .      32

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . .      33

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                                                           BALANCE SHEETS

                                                               ASSETS



                                                                               As of              As of
                                                                             March 31,         December 31,
                                                                               1996               1995
                                                                           -------------       ------------
                                                                            (Unaudited)
Investment in mortgage revenue bonds                                       $ 70,951,947        $ 70,951,947

Cash and cash equivalents                                                        73,762             187,747
Marketable securities                                                         1,505,994           1,213,572
Working capital reserves invested in marketable securities                    4,214,873           4,235,144
Interest reserves invested in marketable securities                             298,750             298,750
Receivables and other assets                                                     46,659              46,719
                                                                           ------------        ------------
     Total assets                                                          $ 77,091,985        $ 76,933,879
                                                                           ============        ============


                                LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Distributions payable                                                      $  1,593,575        $  1,593,577
Accounts payable and accrued expenses                                           410,990             393,345
                                                                           ------------        ------------
     Total liabilities                                                        2,004,565           1,986,922
                                                                           ------------        ------------

Partners' capital (deficit):
  General Partner                                                              (447,144)           (448,563)
  Beneficial Assignee Certificates (BACs) - 5,258,268 BACs
    issued and outstanding                                                   75,534,564          75,395,520
                                                                           ------------        ------------
     Total partners' capital                                                 75,087,420          74,946,957
                                                                           ------------        ------------
     Total liabilities and partners' capital                               $ 77,091,985        $ 76,933,879
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                                                        STATEMENTS OF INCOME

                                                             (Unaudited)

                                                                             For the three months ended
                                                                                      March 31,
                                                                           -------------------------------
                                                                               1996               1995
                                                                           ------------       ------------
Interest from mortgage revenue bonds and working capital loan              $  1,929,814       $  1,722,828
                                                                           ------------       ------------
Other income (expenses):
  Other interest income                                                          58,165             69,248
  Merger-related expenses                                                      (152,076)                --
  General and administrative                                                    (79,263)          (113,909)
  Professional fees                                                             (22,602)           (21,619)
                                                                           ------------       ------------
                                                                               (195,776)           (66,280)
                                                                           ------------       ------------
Net income                                                                 $  1,734,038       $  1,656,548
                                                                           ============       ============
Net income allocated to General Partner (1.01%)                            $     17,514       $     16,731
                                                                           ============       ============
Net income allocated to BAC Holders (98.99%)                               $  1,716,524       $  1,639,817
                                                                           ============       ============
Net income per BAC                                                         $       0.33       $       0.31
                                                                           ============       ============
BACs outstanding                                                              5,258,268          5,258,268
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                           STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                                For the three months ended March 31, 1996

                                                (Unaudited)

                                                               Beneficial
                                                                Assignee
                                                               Certificate       General
                                                                 Holders         Partner           Total
                                                               ------------     ----------     ------------
Balance, December 31, 1995                                     $ 75,395,520     $ (448,563)    $ 74,946,957

  Net income                                                      1,716,524         17,514        1,734,038

  Distributions paid or accrued of $0.30 per BAC
    (none of which is return of capital)                         (1,577,480)       (16,095)      (1,593,575)
                                                               ------------     ----------     ------------
Balance, March 31, 1996                                        $ 75,534,564     $ (447,144)    $ 75,087,420
                                                               ============     ==========     ============






























                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                                                      STATEMENTS OF CASH FLOWS

                                                             (Unaudited)

                                                                                   For the three months ended
                                                                                            March 31,
                                                                                    1996                1995
                                                                                ------------        ------------
Cash flows from operating activities:
  Net income                                                                    $  1,734,038        $  1,656,548
  Adjustments to reconcile net income to net cash provided by operating activities:
      Decrease in receivables and other assets                                            60              17,145
      Increase (decrease) in accounts payable and accrued expenses                    17,645             (33,732)
                                                                                ------------        ------------
          Net cash provided by operating activities                                1,751,743           1,639,961
                                                                                ------------        ------------

Cash flows from investing activities:
  Sale of marketable securities                                                    1,907,578           3,233,886
  Purchase of marketable securities                                               (2,200,000)         (2,673,187)
  Withdrawals from (deposits to) working capital reserves invested in
    marketable securities                                                             20,271             (97,807)
  Withdrawals from interest reserves invested in marketable securities                    --              96,090
                                                                                ------------        ------------
          Net cash (used in) provided by investing activities                       (272,151)            558,982
                                                                                ------------        ------------
Cash flows from financing activities:
  Distributions paid to BAC Holders and General Partner                           (1,593,577)         (2,177,886)
                                                                                ------------        ------------

Net (decrease) increase in cash and cash equivalents                                (113,985)             21,057

Cash and cash equivalents, beginning of period                                       187,747             100,513
                                                                                ------------        ------------
Cash and cash equivalents, end of period                                        $     73,762        $    121,570
                                                                                ============        ============













                   The accompanying notes are an integral part
                         of these financial statements.

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)



1.   BASIS OF PRESENTATION

     In the opinion of CRITEF III Associates Limited Partnership (the General Partner), the accompanying unaudited financial statements of Capital Realty Investors Tax Exempt Fund III Limited Partnership (the Partnership) contain all adjustments of a normal recurring nature necessary to present fairly the Partnership's financial position as of March 31, 1996 and December 31, 1995 and the results of its operations for the three months ended March 31, 1996 and 1995 and its cash flows for the three months ended March 31, 1996 and 1995.

     These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted. While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the amended and restated financial statements and notes included in the Partnership's Annual Report filed on Form 10-K/A on May 17, 1996 for the year ended December 31, 1995.

     The financial statements for the three months ended March 31, 1995 have been restated to conform to 1996 presentation, as well as to conform with the restated 1995 and 1994 financial statements as discussed in Note 3.

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

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)
2.   MERGER PROPOSAL - Continued


     CAPREIT and/or its designee will also acquire accounts receivables held by CRI and CRIIMI MAE Services Limited Partnership (CRIIMI), for the accrued mortgage servicing and administration fees on certain property mortgage loans of the Partnership. The general partner of CRIIMI is a subsidiary of CRIIMI MAE Inc., a publicly-traded company affiliated with the General Partners. Under the second modified agreement, CAPREIT will pay the discounted amount of $667,485 to CRI for its fees accrued through June 30, 1995, which represents approximately 42% of the total accrued fees owed to CRI. Also, CAPREIT will pay $566,676 to CRIIMI for its fees accrued from July 1, 1995 through June 30, 1996, which represents 100% of the fees which are expected to be owed to CRIIMI for that period. If the closing of the proposed merger does not occur by June 30, 1996, the amounts to be paid by CAPREIT to CRIIMI will increase, to reflect additional amounts currently being accrued for mortgage servicing and administration fees, at a rate of $47,223 per month.

     Each of the affiliates of the Partnership formed to take title to the properties subject to the existing indebtedness (Owner Partnerships) has agreed to either (a) sell, assign and transfer the partnership interests in, or the real property and other assets of, such Owner Partnerships to CAPREIT or its designee for no additional consideration or (b) admit CAPREIT or its designee as the managing general partner, whereupon the general partner interests of the current general partners will be converted into limited partner interests, and CAPREIT will have the option to acquire all of the limited partner interests at any time within five years from the closing date of the merger at the then fair market value thereof (defined as the proportionate interest of such limited partner in the fair market value of the partnership property as encumbered by the mortgage loans). Although such interests currently have nominal value, if the fair market value of the partnership properties increases prior to the time CAPREIT exercises its option, such increase in value may benefit the owners of the Owner Partnerships. This feature is required by CAPREIT as a condition of the merger.

     Consummation of the merger is contingent upon the approval of a majority of BAC Holders. The proposed merger is also contingent upon receiving a favorable opinion regarding the fairness of the redemption amount to BAC Holders from a financial point of view. A favorable opinion from an independent investment banking firm was issued on March 14, 1996. A proxy statement is expected to be issued to BAC Holders after it is filed with and clearance is received from the SEC. A preliminary proxy statement was filed with the SEC on March 18, 1996. These definitive proxy materials include a full description of the proposed merger and the independent fairness opinion.

3.   INVESTMENTS

     In May 1993, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). This statement requires that most investments in securities be classified into one of the following investment categories based upon circumstances under which securities might be sold: Held to Maturity, Available for Sale, and Trading. Generally, investments in securities for which an enterprise has both the ability and the intent to hold to maturity should be accounted for using the amortized cost method and all other securities must be recorded at their fair values. The Partnership implemented SFAS 115 in 1994 for its marketable securities. Following such adoption, the Partnership (as did others in the industry)

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


3.   INVESTMENTS - Continued

continued to account for its investments in mortgage revenue bonds, except Observatory II, as investments in real estate based on ADC determination or consolidation of the Owner Partnerships in accordance with the SEC rules.

     In conjunction with the review of the Partnership's 1995 financial statements by the SEC staff, the Partnership agreed to account for all of its investments in mortgage revenue bonds as debt securities under the provisions of SFAS 115 effective January 1, 1994, and restate its 1995 and 1994 financial statements to reflect this change. Accordingly, effective January 1, 1994, all investments in mortgage revenue bonds are classified and accounted for as held to maturity securities and carried at amortized cost because of the Partnership's ability and intent to hold these investments to maturity. In accordance with SFAS 115's provisions for held to maturity securities, the Partnership evaluates the fair value of its mortgage revenue bonds to determine if impairment exists. If a decline in fair value is determined to be other-than-temporary, the security is written down to its fair value. The Partnership did not recognize any impairment losses during the three months ended March 31, 1996 or 1995. Since all of the mortgage revenue bonds are either in default or have been previously written down due to impairment, base interest and contingent interest on the mortgage revenue bonds is recognized as revenue when collected.

     The restatement of the 1995 financial statements resulted in increases of $715,260 and $0.14 in the Partnership's previously reported net income and net income per BAC, respectively, for the first quarter of 1995. Income per BAC as previously reported for the first quarter of 1995 was $0.19.

     The Partnership invested in eight Federally tax-exempt mortgage revenue bonds with aggregate principal and carrying amounts of $97,101,000 and $70,951,947, respectively, and made three working capital loans with aggregate principal and carrying amounts of $3,409,604 and $0, respectively. As of March 31, 1996, six properties collateralizing certain of the mortgage revenue bonds have been transferred by deed in lieu of foreclosure (or by transfer of partnership interests in the borrower entity) to Owner Partnerships, subject to existing indebtedness. In connection with the transfers of properties to Owner Partnerships, the Partnership obtained an opinion from its former independent accounting firm in July of 1991 that the reduction in pay rate and compounding of unpaid base interest at the original base interest rate would not cause a reissuance of the bonds under Section 103 of the Internal Revenue Code of 1986, as amended (the Code) (which would cause the bonds to lose their tax-exempt status). The Partnership also obtained opinions from certain bond counsel that certain transfers of the properties to Owner Partnerships would not cause the Partnership to become a substantial user of the projects or a related party to a substantial user pursuant to Section 103 of the Code (which also could have caused the bonds to lose their tax-exempt status). The bond counsel opinions were obtained in connection with the Ethan's Glen IIA and Ocean Walk transfers.

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

                                   (Unaudited)


3.   INVESTMENTS - Continued

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

     Proposed Regulation Section 1.001-3 will become effective only with respect to modifications made on or after the date that is 30 days after the publication of final regulations in the Federal Register. It is uncertain at this time when this proposed regulation will be finalized and whether it will be finalized in its current form. It is also unclear at this time what effect the Cottage Savings decision may have on modifications that have been made to mortgage loans which secure the mortgage revenue bonds or on modifications that might be appropriate in the future. The General Partner believes that the modifications which have been made were consistent with the relevant tax authority which existed at the time of those modifications and have not jeopardized the tax-exempt status of the mortgage revenue bonds. However, there can be no assurance as to the tax-exempt status of the mortgage revenue bonds.

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

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


3.   INVESTMENTS - Continued

     The General Partner's ongoing strategy has been to continue holding the mortgage revenue bonds until the loan maturity dates. If the merger proposal, as discussed in Note 2, is approved, the interests of the BAC Holders will be redeemed for cash. If the merger proposal is not approved, in order to maximize the overall yield, the General Partner may recommend, subject to satisfactory resolution of any issues relating to the tax-exempt status of the mortgage revenue bonds, for investor approval extension of certain loan maturity dates and, if approved, arrange any necessary related amendments to the pertinent mortgage revenue bonds.

     Presented below is a summary of base interest payments for the three months ended March 31, 1996 and 1995 that are due to the Partnership from the borrowers:

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


3.   INVESTMENTS - Continued




                                                        For the three months ended March 31, 1996
                                  --------------------------------------------------------------------------------
                                                     Base Interest    Base Interest                    Cumulative
                                                       Paid From        Paid From      Current Base      Unpaid
                                   Current Base       Properties'     Non-Operating      Interest         Base
                                  Interest Due(1)    Operations(3)      Sources(2)       Not Paid        Interest
                                  ---------------    -------------    -------------    ------------    -----------
Ethan's Glen IIA                    $  230,234         $  288,581       $       --      $       --     $   262,915
Geary Courtyard                        435,150            175,000               --         260,150       5,982,653
Ocean Walk                             443,607            363,106               --          80,501       1,546,917
Paces River 2                          192,256            218,733               --              --         170,882
Regency Woods                          173,365            129,800               --          43,565         313,615
Valley Creek II                        229,775            200,090               --          29,685         737,028
Washington Ridge                       218,750            218,750               --              --          72,917
Woodlane Place                         351,750            335,754               --          15,996       2,678,404
                                    ----------         ----------       ----------      ----------     -----------
                                    $2,274,887         $1,929,814       $       --      $  429,897     $11,765,331
                                    ==========         ==========       ==========      ==========     ===========

                                                          For the three months ended March 31, 1995
                                  ---------------------------------------------------------------------------------
                                                     Base Interest    Base Interest                    Cumulative
                                                       Paid From        Paid From      Current Base      Unpaid
                                   Current Base       Properties'     Non-Operating      Interest         Base
                                  Interest Due(1)     Operations        Sources(2)       Not Paid        Interest
                                  ---------------    -------------    -------------    ------------    -----------
Ethan's Glen IIA                  $    230,234       $    192,548     $         --     $    37,686     $   192,911
Geary Courtyard                        435,150            155,000               --         280,150       5,024,053
Ocean Walk                             443,607            439,435               --           4,172       1,345,001
Paces River 2                          192,256            232,460               --              --         183,652
Regency Woods                          173,365             77,313           17,834          78,218         136,006
Valley Creek II                        229,775            180,660               --          49,115         559,721
Washington Ridge                       218,750            218,750               --              --          72,917
Woodlane Place                         351,750            180,897               --         170,853       2,380,739
                                    ----------         ----------       ----------      ----------     -----------
                                    $2,274,887         $1,677,063       $   17,834      $  620,194     $ 9,895,000
                                    ==========         ==========       ==========      ==========     ===========

(1) The Partnership charges the borrowers interest on unpaid base interest which totalled $300,848 and $237,589 for the three months ended March 31, 1996 and 1995, respectively.
(2) Amounts were funded from reserves provided for from the mortgage loan proceeds and/or funds from the general partners of the borrowers.

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


3.   INVESTMENTS - Continued

(3) Includes amounts received by the Partnership in January 1996 from the release of excess tax and insurance reserves relating to 1995. Such amounts received from Ethan's Glen IIA, Paces River 2 and Woodlane Place totalled $70,000, $12,000 and $23,000, respectively.
(4) Excludes contingent interest of $27,931 received by the Partnership from Washington Ridge during the three months ended March 31, 1995.

     Contingent interest is payable quarterly on an estimated basis, in arrears but only to the extent of available net cash flow, if any. Contingent interest is recognized as revenue when collected. Contingent interest due as of March 31, 1996 and December 31, 1995 amounted to $39,351,070 and $37,635,033, respectively. The Partnership received contingent interest of $0 and $27,931 from Washington Ridge during the three months ended March 31, 1996 and 1995, respectively.

     As of March 31, 1996, the Partnership had cash and cash equivalents of $73,762, unrestricted marketable securities of $1,505,994, working capital reserves invested in marketable securities of $4,214,873 and interest reserves invested in marketable securities of $298,750. Marketable securities consist of tax-exempt municipal bonds which generally contain a seven-day put option with established banks or brokerage houses. The Partnership has classified its investments in marketable securities into the Available for Sale category under SFAS 115. Realized gains and losses on the sale of marketable securities were determined on a specific identification basis. There were no net unrealized holding gains or losses recognized during the three months ended March 31, 1996 or 1995 as the cost for the tax-exempt municipal bonds approximated fair value throughout the respective periods.

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)



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

     The following distributions were paid or accrued to BAC Holders of record for the first quarter of 1996 and 1995:

                                   1996                          1995
                             Distributions to              Distributions to
                                BAC Holders                   BAC Holders
                         -------------------------      ---------------------
Quarter Ended               Total         Per BAC          Total      Per BAC
- -------------            -----------      -------       -----------   -------
March 31,                $ 1,577,480      $  0.30       $ 1,577,480   $  0.30
                         ===========      =======       ===========   =======

     Distributions to BAC Holders for the three months ended March 31, 1996 and 1995 were funded as follows:

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


4.   DISTRIBUTIONS TO BAC HOLDERS - Continued

                                                 For the three months ended
                                                         March 31,
                                             --------------------------------
                                                 1996                1995
                                             ------------        ------------
Cash flow (1)                                $  1,573,304        $  1,595,292
Withdrawals from (deposits to) working
capital/interest reserves                          20,271              (1,717)
                                             ------------        ------------
    Total cash available for distribution    $  1,593,575        $  1,593,575
                                             ============        ============
Distributions to:
  General Partner (1.01%)                    $     16,095        $     16,095
                                             ============        ============
  BAC Holders (98.99%)                       $  1,577,480        $  1,577,480
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

     The Partnership's working capital reserves may be available for the ongoing costs of operating the Partnership, for supplementing distributions to investors and for making working capital loans to the borrowers. As of March 31, 1996 and December 31, 1995, the working capital reserves were $4,214,873 and $4,235,144, respectively, both of which exceed the Partnership's minimum working capital reserve balance of approximately $3,718,000. The minimum working capital reserve balance may be increased or decreased from time to time as deemed necessary by the General Partner. The surplus working capital reserve balance of approximately $497,000 as of March 31, 1996 may be used to supplement distributions to BAC Holders. Of the total distributions made during the three months ended March 31, 1996 and 1995, $20,271 and $0, respectively, were funded from the surplus working capital reserves.

     Interest reserves relating to Washington Ridge were $298,750 as of March 31, 1996 and December 31, 1995. During the three months ended March 31, 1996 and 1995, amounts of $0 and $96,090, respectively, were transferred to working capital reserves to fund distributions to BAC Holders from the interest

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


4.   DISTRIBUTIONS TO BAC HOLDERS - Continued

reserves.

5.   INCOME TAXES

     For income tax purposes, base interest income is accrued when earned. The accrual of base interest is discontinued when at the time of accrual, ultimate collectibility of the base interest due is considered unlikely. Once a loan has been placed on a non-accrual status, income is recorded only as cash payments are received from the borrower or nominee until such time as the uncertainty of collection of unpaid base interest is eliminated. Loans relating to Geary Courtyard, Valley Creek II and Woodlane Place were placed on a non-accrual status in 1993; therefore, for income tax purposes, income is recognized to the extent of cash received. Contingent interest from the investment is recognized as revenue when collected. Contingent interest of $0 and $27,931 was recognized from Washington Ridge for the three months ended March 31, 1996 and 1995, respectively.

     For federal income tax purposes, the investments in all of these mortgage revenue bonds are treated as loans, interest on which is exempt from federal income tax. A reconciliation of the primary differences between the financial statement net income and municipal income for tax purposes is as follows:

                                                 For the three months ended
                                                          March 31,
                                               -------------------------------
                                                   1996               1995
                                               ------------       ------------
Financial statement net income                 $  1,734,038       $  1,656,548
Adjustment for timing of municipal
 income recognition                                 268,193             67,351
                                               ------------       ------------
Municipal income, net for tax purposes         $  2,002,231       $  1,723,899
                                               ============       ============
Municipal income per BAC                       $       0.38       $       0.32
                                               ============       ============


6.   LITIGATION

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

                                   (Unaudited)

6.   LITIGATION - Continued

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

                                   (Unaudited)

6.   LITIGATION - Continued

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

                                   (Unaudited)

6.   LITIGATION - Continued

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

                                   (Unaudited)

6.   LITIGATION - Continued

Partners do not anticipate that the litigation will have a material adverse affect on the Partnership.

7.   RELATED-PARTY TRANSACTIONS

     The General Partner has the authority and responsibility for, among other things, the overall management and control of the Partnership. The General Partner and its affiliates do not receive any fees from the Partnership for their services to the Partnership, but are reimbursed by the Partnership for any actual costs and expenses incurred in connection with the operation of the Partnership. During the three months ended March 31, 1996 and 1995, $37,954 and $53,559, respectively, were reimbursed for such costs and are included in general and administrative expense and merger-related expense in the statements of income.

     CRICO Mortgage Company, Inc. (CRICO Mortgage), a former affiliate of the General Partner, was entitled to annual mortgage administration and servicing fees from the borrowers which were payable from operating revenues each month after payment of full base interest on the mortgage loans. On June 30, 1995, CRICO Mortgage merged with and into CRIIMI, an affiliate of CRIIMI MAE Inc., a publicly traded real estate investment trust (the REIT). The REIT was originally sponsored by CRI, the general partner of the General Partner, but is not controlled by CRI, although the CRI stockholders are directors, officers and major stockholders of the REIT. Pursuant to the REIT merger agreement, the right to receive the accrued and unpaid mortgage administration and servicing fees as of the date of the REIT merger was distributed by CRICO Mortgage to its shareholders and contributed by them to CRI. After June 30, 1995, the mortgage administration and servicing are being performed by CRIIMI and mortgage administration and servicing fees are payable to that entity. The merger did not result in any increase in fees or changes in the amount of fees which are currently payable.

     The following unpaid fees were due to CRI and CRIIMI from the borrowers as of March 31, 1996 and December 31, 1995:

                                                  As of          As of
                                                March 31,     December 31,
                                                  1996           1995
                                               -----------    -----------
CRI                                            $ 1,578,694    $ 1,578,694
CRIIMI                                             425,006        283,338
                                               -----------    -----------
     Total                                     $ 2,003,700    $ 1,862,032
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

        CAPITAL REALTY INVESTORS TAX EXEMPT FUND III LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


7.   RELATED-PARTY TRANSACTIONS - Continued

     In connection with the amended merger agreement entered into by the Partnership, as discussed in Note 2, unpaid fees accrued through June 30, 1995 will be purchased from CRI for the discounted amount of $667,485, which represents approximately 42% of the total accrued fees owed to CRI. In addition, unpaid fees accrued from July 1, 1995 through June 30, 1996 will be purchased by CAPREIT from CRIIMI for $556,674, which represents 100% of the accrued fees which are expected to be owed to CRIIMI for that period. The proposed purchase price for CRIIMI's portion remains in effect until June 30, 1996. If the proposed merger is not consummated by such date, the purchase price of CRIIMI's portion will be adjusted upward at a rate of $47,223 per month.

     Fees paid by the borrowers to CRI/CRICO Mortgage and CRIIMI for the three months ended March 31, 1996 and 1995 were as follows:

                                For the three months ended
                                         March 31,
                                   1996           1995
                                -----------    -----------
CRI/CRICO Mortgage              $        --    $    22,687
CRIIMI                               18,750              -
                                -----------    -----------
     Total                      $    18,750    $    22,687
                                ===========    ===========

     Owner Partnerships formed to take title to properties, subject to existing indebtedness, are structured as limited partnerships. The Owner Partnerships and the managing general partner of the General Partner have primarily common ownership (except for Ethan's Glen IIA prior to March 14, 1996) and are under common control. The Owner Partnerships, rather than the Partnership, became holders of title to the properties in an effort to maintain the tax exempt nature of the interest on the mortgage revenue bonds. No compensation or fees were paid by the Partnership to the Owner Partnerships or their principal in connection with the transfers of ownership.

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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------

                                    Business
                                    --------

     The Partnership's Management's Discussion and Analysis of Financial Condition and Results of Operations contains information that may be considered forward looking. This information contains a number of risks and uncertainties, as discussed herein and in the Partnership's Annual Report filed on Form 10-K/A, that could cause actual results to differ materially.

     In May 1993, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). This statement requires that most investments in securities be classified into one of the following investment categories based upon circumstances under which securities might be sold: Held to Maturity, Available for Sale, and Trading. Generally, investments in securities for which an enterprise has both the ability and the intent to hold to maturity should be accounted for using the amortized cost method and all other securities must be recorded at their fair values. The Partnership implemented SFAS 115 in 1994 for its marketable securities. Following such adoption, the Partnership (as did others in the industry) continued to account for its investments in mortgage revenue bonds, except Observatory II, as investments in real estate based on ADC determination or consolidation of the affiliates of the Partnership formed to take title to the properties subject to existing indebtedness (Owner Partnerships) in accordance with the Securities and Exchange Commission (SEC) rules.

     In conjunction with the review of the Partnership's 1995 financial statements by the SEC staff, the Partnership agreed to account for all of its investments in mortgage revenue bonds as debt securities under the provisions of SFAS 115 effective January 1, 1994, and restate its 1995 and 1994 financial statements to reflect this change. Accordingly, effective January 1, 1994, all investments in mortgage revenue bonds are classified and accounted for as held to maturity securities and carried at amortized cost because of the Partnership's ability and intent to hold these investments to maturity. In accordance with SFAS 115's provisions for held to maturity securities, the Partnership evaluates the fair value of its mortgage revenue bonds to determine if impairment exists. If a decline in fair value is determined to be other-than-temporary, the security is written down to its fair value. The Partnership did not recognize any impairment losses during the three months ended March 31, 1996 or 1995. Since all of the mortgage revenue bonds are either in default or have been previously written down due to impairment, base interest and contingent interest on the mortgage revenue bonds is recognized as revenue when collected.

     The Partnership invested in eight Federally tax-exempt mortgage revenue bonds with aggregate principal and carrying amounts of $97,101,000 and $70,951,947, respectively, and made three working capital loans with aggregate principal and carrying amounts of $3,409,604 and $0, respectively. As of March 31, 1996, six properties collateralizing certain of the mortgage revenue bonds have been transferred by deed in lieu of foreclosure (or by transfer of partnership interests in the borrower entity) to Owner Partnerships, subject to existing indebtedness. In connection with the transfers of properties to Owner Partnerships, the Partnership obtained an opinion from its former independent accounting firm in July of 1991 that the reduction in pay rate and compounding of unpaid base interest at the original base interest rate would not cause a reissuance of the bonds under Section 103 of the Internal Revenue Code of 1986,

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


as amended (the Code) (which would cause the bonds to lose their tax-exempt status). The Partnership also obtained opinions from certain bond counsel that certain transfers of the properties to Owner Partnerships would not cause the Partnership to become a substantial user of the projects or a related party to a substantial user pursuant to Section 103 of the Code (which also could have caused the bonds to lose their tax-exempt status). The bond counsel opinions were obtained in connection with the Ethan's Glen IIA and Ocean Walk transfers.

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

     Proposed Regulation Section 1.001-3 will become effective only with respect to modifications made on or after the date that is 30 days after the publication of final regulations in the Federal Register. It is uncertain at this time when this proposed regulation will be finalized and whether it will be finalized in its current form. It is also unclear at this time what effect the Cottage Savings decision may have on modifications that have been made to mortgage loans which secure the mortgage revenue bonds or on modifications that might be appropriate in the future. The General Partner believes that the modifications which have been made were consistent with the relevant tax authority which existed at the time of those modifications and have not jeopardized the tax-exempt status of the mortgage revenue bonds. However, there can be no assurance as to the tax-exempt status of the mortgage revenue bonds.

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

     The General Partner's ongoing strategy has been to continue holding the mortgage revenue bonds until the loan maturity dates. If the merger proposal, as discussed in Note 2, is approved, the interests of the BAC Holders will be redeemed for cash. If the merger proposal is not approved, in order to maximize the overall yield, the General Partner may recommend, subject to satisfactory resolution of any issues relating to the tax-exempt status of the mortgage revenue bonds, for investor approval extension of certain loan maturity dates and, if approved, arrange any necessary related amendments to the pertinent mortgage revenue bonds.

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

     CAPREIT and/or its designee will also acquire accounts receivables held by CRI and CRIIMI MAE Services Limited Partnership (CRIIMI), for the accrued mortgage servicing and administration fees on certain property mortgage loans of the Partnership. The general partner of CRIIMI is a subsidiary of CRIIMI MAE Inc., a publicly-traded company affiliated with the General Partners. Under the second modified agreement, CAPREIT will pay the discounted amount of $667,485 to CRI for its fees accrued through June 30, 1995, which represents approximately 42% of the total accrued fees owed to CRI. Also, CAPREIT will pay $566,676 to CRIIMI for its fees accrued from July 1, 1995 through June 30, 1996, which represents 100% of the fees which are expected to be owed to CRIIMI for that period. If the closing of the proposed merger does not occur by June 30, 1996, the amounts to be paid by CAPREIT to CRIIMI will increase, to reflect additional amounts currently being accrued for mortgage servicing and administration fees, at a rate of $47,223 per month.

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

     Consummation of the merger is contingent upon the approval of a majority of BAC Holders. The proposed merger is also contingent upon receiving a favorable opinion regarding the fairness of the redemption amount to BAC Holders from a financial point of view. A favorable opinion from an independent investment banking firm was issued on March 14, 1996. A proxy statement is expected to be issued to BAC Holders after it is filed with and clearance is received from the SEC. A preliminary proxy statement was filed with the SEC on March 18, 1996. These definitive proxy materials include a full description of the proposed merger and the independent fairness opinion.

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

     The following distributions were paid or accrued to BAC Holders of record for the first quarter of 1996 and 1995:

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


                                               1996                              1995
                                         Distributions to                  Distributions to
                                            BAC Holders                       BAC Holders
                                   ----------------------------      ---------------------------
Quarter Ended                         Total            Per BAC          Total            Per BAC
- -------------                      -----------         -------       -----------         -------
March 31,                          $ 1,577,480         $  0.30       $ 1,577,480         $  0.30
                                   ===========         =======       ===========         =======


     Distributions to BAC Holders for the three months ended March 31, 1996 and 1995 were funded as follows:

                                                           For the three months ended
                                                                   March 31,
                                                       -----------------------------------
                                                           1996                   1995
                                                       ------------           ------------
Cash flow (1)                                          $  1,573,304           $  1,595,292
Withdrawals from (deposits to) working
capital/interest reserves                                    20,271                 (1,717)
                                                       ------------           ------------
    Total cash available for distribution              $  1,593,575           $  1,593,575
                                                       ============           ============
Distributions to:
  General Partner (1.01%)                              $     16,095           $     16,095
                                                       ============           ============
  BAC Holders (98.99%)                                 $  1,577,480           $  1,577,480
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

     The General Partner expects the distribution for the quarter ending June

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


30, 1996 to be approximately $0.30 per BAC, payable on August 14, 1996, or possibly earlier depending on the merger closing date, to BAC Holders of record as of the last day in each month.

     The Partnership's working capital reserves may be available for the ongoing costs of operating the Partnership, for supplementing distributions to investors and for making working capital loans to the borrowers. As of March 31, 1996 and December 31, 1995, the working capital reserves were $4,214,873 and $4,235,144, respectively, both of which exceed the Partnership's minimum working capital reserve balance of approximately $3,718,000. The minimum working capital reserve balance may be increased or decreased from time to time as deemed necessary by the General Partner. The surplus working capital reserve balance of approximately $497,000 as of March 31, 1996 may be used to supplement distributions to BAC Holders. Of the total distributions made during the three months ended March 31, 1996 and 1995, $20,271 and $0, respectively, were funded from the surplus working capital reserves.

     Interest reserves relating to Washington Ridge were $298,750 as of March 31, 1996 and December 31, 1995. During the three months ended March 31, 1996 and 1995, amounts of $0 and $96,090, respectively, were transferred to working capital reserves to fund distributions to BAC Holders from the interest reserves.

     As of March 31, 1996, the Partnership had cash and cash equivalents of $73,762 and unrestricted marketable securities of $1,505,994. Marketable securities consist of tax-exempt municipal bonds which generally contain a seven-day put option with established banks or brokerage houses. The Partnership has classified its investments in marketable securities into the Available for Sale category under SFAS 115. Realized gains and losses on the sale of marketable securities were determined on a specific identification basis. There were no net unrealized holding gains or losses recognized during the three months ended March 31, 1996 or 1995 as the cost for the tax-exempt municipal bonds approximated fair value throughout the respective periods.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements and distributions to BAC Holders. The Partnership's net cash provided by operating activities, which consists primarily of receipt of base interest on mortgage loans, for the three months ended March 31, 1996 was adequate to support operating, investing and financing requirements and the declared distributions to BAC Holders and the General Partner. The Partnership estimates that future cash flows from receipt of base interest on mortgage loans, in the aggregate, will be sufficient to pay operating expenses and make distributions to BAC Holders and the General Partner.

                              Results of Operations
                              ---------------------

     The Partnership's net income for the three months ended March 31, 1996 increased approximately $77,500 or 5% from the corresponding period in 1995 primarily due to an increase in interest from mortgage revenue bonds of approximately $207,000 resulting principally from the release of $105,000 in excess tax and insurance reserves relating to three of the underlying properties during the first quarter of 1996, as well as an increase in rental rates and occupancy at all of the underlying properties. Partially offsetting the

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


increase in net income were merger-related expenses incurred in the first quarter of 1996 of approximately $152,000. There were no material increases or decreases in the Partnership's remaining income or expenses.

     The restatement of the 1995 financial statements resulted in increases of $715,260 and $0.14 in the Partnership's previously reported net income and net income per BAC, respectively, for the first quarter of 1995. Income per BAC as previously reported for the first quarter of 1995 was $0.19.

     Presented below is a summary of base interest payments for the three months ended March 31, 1996 and 1995 that are due to the Partnership from the borrowers:

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------



                                               For the three months ended March 31, 1996
                       ----------------------------------------------------------------------------------
                                           Base Interest    Base Interest                     Cumulative
                                             Paid From        Paid From      Current Base       Unpaid
                        Current Base        Properties'     Non-Operating      Interest          Base
                       Interest Due(1)     Operations(3)      Sources(2)       Not Paid         Interest
                       ---------------     -------------    -------------    ------------     -----------
Ethan's Glen IIA         $  230,234          $  288,581       $       --      $       --      $   262,915
Geary Courtyard             435,150             175,000               --         260,150        5,982,653
Ocean Walk                  443,607             363,106               --          80,501        1,546,917
Paces River 2               192,256             218,733               --              --          170,882
Regency Woods               173,365             129,800               --          43,565          313,615
Valley Creek II             229,775             200,090               --          29,685          737,028
Washington Ridge            218,750             218,750               --              --           72,917
Woodlane Place              351,750             335,754               --          15,996        2,678,404
                         ----------          ----------       ----------      ----------      -----------
                         $2,274,887          $1,929,814       $       --      $  429,897      $11,765,331
                         ==========          ==========       ==========      ==========      ===========

                                               For the three months ended March 31, 1995
                       ---------------------------------------------------------------------------------
                                           Base Interest    Base Interest                     Cumulative
                                             Paid From        Paid From      Current Base       Unpaid
                        Current Base        Properties'     Non-Operating      Interest          Base
                       Interest Due(1)      Operations        Sources(2)       Not Paid         Interest
                       ---------------     -------------    -------------    ------------     -----------
Ethan's Glen IIA         $  230,234          $  192,548       $       --      $   37,686      $   192,911
Geary Courtyard             435,150             155,000               --         280,150        5,024,053
Ocean Walk                  443,607             439,435               --           4,172        1,345,001
Paces River 2               192,256             232,460               --              --          183,652
Regency Woods               173,365              77,313           17,834          78,218          136,006
Valley Creek II             229,775             180,660               --          49,115          559,721
Washington Ridge            218,750             218,750               --              --           72,917
Woodlane Place              351,750             180,897               --         170,853        2,380,739
                         ----------          ----------       ----------      ----------      -----------
                         $2,274,887          $1,677,063       $   17,834      $  620,194      $ 9,895,000
                         ==========          ==========       ==========      ==========      ===========

(1) The Partnership charges the borrowers interest on unpaid base interest which totalled $300,848 and $237,589 for the three months ended March 31, 1996 and 1995, respectively.
(2) Amounts were funded from reserves provided for from the mortgage loan proceeds and/or funds from the general partners of the borrowers.
(3) Includes amounts received by the Partnership in January 1996 from the release of excess tax and insurance reserves relating to 1995. Such amounts received from Ethan's Glen IIA, Paces River 2 and Woodlane Place

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


     totalled $70,000, $12,000 and $23,000, respectively.
(4) Excludes contingent interest of $27,931 received by the Partnership from Washington Ridge during the three months ended March 31, 1995.

     Contingent interest is payable quarterly on an estimated basis, in arrears but only to the extent of available net cash flow, if any, and is recognized as revenue when collected. Contingent interest due as of March 31, 1996 and December 31, 1995 amounted to $39,351,070 and $37,635,033, respectively. The Partnership received contingent interest of $0 and $27,931 from Washington Ridge during the three months ended March 31, 1996 and 1995, respectively.


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

PART II.  OTHER INFORMATION
          -----------------
ITEM 1.   LEGAL PROCEEDINGS - Continued
          -----------------

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

PART II.  OTHER INFORMATION
          -----------------
ITEM 1.   LEGAL PROCEEDINGS - Continued
          -----------------

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

PART II.  OTHER INFORMATION
          -----------------
ITEM 1.   LEGAL PROCEEDINGS - Continued
          -----------------

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     A report on Form 8-K was filed with the Commission on February 8, 1996 regarding improved terms of a cash merger offer from an affiliate of CAPREIT for redemption of the Partnership's BACs, subject to BAC Holder approval, as well as an agreement in principle to settle two purported class action suits.

     A report on Form 8-K was filed with the Commission on March 22, 1996 regarding the Partnership's filing of preliminary proxy materials with the Commission regarding the previously announced proposed merger.

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

                                   Capital Realty Investors Tax Exempt
                                     Fund III Limited Partnership

                              By:  CRITEF III Associates Limited Partnership
                                     General Partner

                              By:  C.R.I., Inc.
                                   General Partner


May 17, 1996                       /s/ Richard J. Palmer
- --------------------------         ------------------------------------
Date                               Richard J. Palmer
                                   Senior Vice President/Finance

                                   Signing on behalf of the Registrant
                                     and as Principal Accounting Officer

                                  EXHIBIT INDEX


Exhibit                                                  Page
- -------                                      ----------------------------
  27     Financial Data Schedule             Filed herewith electronically